Form 10-Q
period 2012-06-30
Starboard Resources, Inc.
filed 2013-08-14
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54967

STARBOARD RESOURCES INC
(Exact name of registrant as specified in its charter)

Delaware	45-2450439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 E. Sonterra Blvd, Suite 1220 San Antonio, Texas	78258
(Address of principal executive offices)	(Zip Code)

(210) 999-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes  ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

As of July 30, 2013, there were 12,362,336 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

STARBOARD RESOURCES INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash	$2,319	$1,037
Trade receivable	1,274	1,200
Joint interest receivable	5	56
Deferred tax assets	182	182
Prepaid expenses	142	51

Total current assets	3,922	2,526

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of accumulated depletion	69,773	64,554

Other property and equipment, net of depreciation	160	184

Total oil and natural gas properties and other equipment, net	69,933	64,738

Other assets
Goodwill	960	960
Other	820	792

Total other assets	1,780	1,752

Total assets	$75,635	$69,016

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,969	$3,114
Joint interest revenues payable	659	558
Current derivative liabilities	55	105
Current maturities of notes payable	19	18
Current asset retirement obligations	401	435

Total current liabilities	5,103	4,230

Long-term liabilities
Derivative liabilities	2	54
Notes payable	10,078	4,008
Deferred tax liabilities	15,266	15,454
Asset retirement obligations	1,924	1,837

Total long-term liabilities	27,270	21,353

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;
none issued and outstanding
Common stock, $.001 par value, authorized 150,000,000 shares;
12,362,336 shares issued at
June 30, 2013 and December 31, 2012	12	12
Paid-in capital in excess of par	53,846	53,247
Accumulated deficit	(10,596)	(9,826)

Total stockholders’ equity	43,262	43,433

Total liabilities and stockholders’ equity	$75,635	$69,016

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil, natural gas, and related product sales	$3,242	$3,058	$6,192	$7,145

Expenses
Depreciation and depletion	1,382	1,082	2,613	2,528
Lease operating	911	656	1,798	1,371
General and administrative	743	321	1,587	882
Professional fees	163	139	327	227
Production taxes	82	67	153	160
Exploration	16	23	40	23

Total expenses	3,297	2,288	6,518	5,191

Operating income (loss)	(55)	770	(326)	1,954

Other income (expense)
Interest expense	(259)	(59)	(372)	(101)
Going public delay expense	(182)	(182)	(364)	(364)
Income (loss) from derivative contracts	65		103

Total other income (expense)	(376)	(241)	(633)	(465)

Income (loss) before income taxes	(431)	529	(959)	1,489

Income tax expense:
Current income taxes
Deferred income taxes	(166)	15,429	(189)	15,429

Total income tax expense	(166)	15,429	(189)	15,429

Net loss	$(265)	$(14,900)	$(770)	$(13,940)

Net loss per basic and diluted
common share	$(0.02)	$(1.28)	$(0.06)	$(1.20)

Weighted average basic and diluted
common shares outstanding	12,362	11,655	12,362	11,655

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – UNAUDITED
(In thousands)

For the six months ended June 30, 2013 and 2012

	Common Stock		Paid-In	Retained
	($.001 Par Value)		Capital in	Earnings
	Shares	Amount	Excess of Par	(Deficit)	Total

Balances, December 31, 2012	12,362	$12	$53,247	$(9,826)	$43,433
Stock-based compensation			599		599
Net loss				(770)	(770)
Balances, June 30, 2013	12,362	$12	$53,846	$(10,596)	$43,262

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(770)	$(13,940)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and depletion	2,613	2,528
Deferred income taxes	(189)	15,429
Stock-based compensation	599	300
Accretion of asset retirement obligation	79	82
Going public delay expense	364	364
Income from derivative contracts	(103)
Loss on sale of other property and equipment		2
Accretion of debt issuance costs	161	7
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Trade receivable	(74)	353
Joint interest receivable	51	48
Prepaid expenses and other assets	(96)	(97)
Accounts payable and accrued liabilities	(501)	(1,598)
Joint interest revenues payable	101	(29)
Net cash provided by operating activities	2,235	3,449

Cash flows from investing activities
Development of oil and natural gas properties	(6,824)	(3,274)
Acquisition of oil and natural gas properties		(700)
Acquisition of other property and equipment		(4)
Proceeds from sale of other property and equipment		1
Oil and natural gas abandonment costs	(17)	(18)
Bonds and deposits		25
Net cash used in investing activities	(6,841)	(3,970

Cash flows from financing activities
Proceeds from notes payable, net of debt issuance costs	5,978	789
Deferred offering costs	(81)	(155)
Repayments of notes payable	(9)	(7)
Net cash provided by financing activities	5,888	627

Net increase in cash	1,282	106
Cash, beginning of period	1,037	1,779
Cash, end of period	$2,319	$1,885

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$128	$1

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures	$992	$661
Capitalized asset retirement cost	$(17)	$11

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Starboard Resources LLC was formed in Delaware on June 2, 2011 as a limited liability company to acquire, own, operate, produce, and develop oil and natural gas properties primarily in Texas and Oklahoma. On June 28, 2012, Starboard converted from a Delaware limited liability company to a Delaware C-Corporation and is now known as Starboard Resources, Inc. (“Starboard”). The membership units of Starboard Resources LLC were exchanged on a 1:1 basis for common shares of Starboard.

Starboard was capitalized on June 13, 2011 (the “Roll-up Date”) through the execution of a Securities Purchase and Exchange Agreement (the “Exchange Agreement”) between Longview Marquis Master Fund, L.P. (“Longview”), Summerview Marquis Fund, L.P. (“Summerview”), LMIF Investments, LLC (“LMIF”), SMF Investments, LLC (“SMF”), Summerline Capital Partners, LLC (“Summerline”), Giddings Oil and Gas LP (“Giddings”) and Giddings Investments LLC (“Giddings Investments”), which combined Giddings, Hunton Oil Partners LP (“Hunton”), ASYM Energy Fund III LP (“ASYM III”) and ImPetro Resources, LLC (“ImPetro”), including its wholly owned subsidiary, ImPetro Operating, LLC (“Operating”) (collectively the “Company”), in a roll-up transaction.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Additionally, the accompanying condensed consolidated financial statements as of June 30, 2013 and for the six and three months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q, and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Operating results for the six and three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Starboard and its wholly owned subsidiaries, ImPetro and Operating. All intercompany transactions and balances have been eliminated in consolidation.

Fair Value Measurements

The Company has adopted and follows Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for measurement and disclosures about fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash, trade receivable, joint interest receivable, joint interest revenues payable, accounts payable and accrued liabilities and related party payable, approximate their fair values because of the short maturity of these instruments.

Oil and Gas Natural Gas Properties

The Company uses the successful efforts method of accounting for oil and natural gas producing activities, as further defined under ASC 932, Extractive Activities - Oil and Natural Gas. Under these provisions, costs to acquire mineral interests in oil and natural gas properties, to drill exploratory wells that find proved reserves, and to drill and equip development wells are capitalized.

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. Capitalized costs of producing oil and natural gas interests are depleted on a unit-of-production basis.

If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If a determination can not be made as to whether the reserves that have been found can be classified as proved, the cost of drilling the exploratory well is not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired and its costs are charged to expense. Its cost can, however, continue to be capitalized if a sufficient quantity of reserves is discovered in the well to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

Additionally, the Company assesses the impairment of capitalized costs of its proved oil and natural gas properties and other equipment when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through either adverse changes or as a result of their annual petroleum engineering review. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. For the six and three months ended June 30, 2013 and 2012, the Company did not have an impairment charge.

Income Taxes

The Company complies with GAAP which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2013 and for the six and three month periods then ended (unaudited).

The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities since the commencement of operations.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares. For the six and three month periods ended June 30, 2013 and 2012, there were 349,650 (unaudited) potentially dilutive non-vested restricted shares. The potentially dilutive shares at June 30, 2013 and 2012 are considered antidilutive and thus result in the basic net loss per common share equaling the diluted net loss per common share.

Additionally, net loss per common share includes the shares held by the Put Option Holders (1,470,000 common shares) for the six and three month periods ended June 30, 2012.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to the oil and natural gas properties.

Recent Accounting Pronouncements

The Company qualifies as an “emerging growth company” pursuant to the provisions of the JOBS Act. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, the Company has chosen to “opt out” of this extended transition period, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-“emerging growth companies”. The Company’s decision to opt out of the extended transition period is irrevocable.

NOTE 3 – FAIR VALUE MEASUREMENTS

As of June 30, 2013 and December 31, 2012, the Company had no assets which were measured at fair value.

The following tables present information about the Company’s liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

					Balance as of
					June 30,
($ in thousands)	Level 1	Level 2		Level 3	2013
					(Unaudited)
Liabilities (at fair value):
Asset retirement obligations	$	$		$2,325	$2,325
Derivative liabilities (oil collar)			57		57

Total liabilities (at fair value)	$		$57	$2,325	$2,382

					Balance as of
					December 31,
($ in thousands)	Level 1	Level 2		Level 3	2012

Liabilities (at fair value):
Asset retirement obligations	$	$		$2,272	$2,272
Derivative liabilities (oil collar)			159		159

Total liabilities (at fair value)	$		$159	$2,272	$2,431

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4 – OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at June 30, 2013 and December 31, 2012:

($ in thousands)	June 30, 2013	December 31, 2012
Oil and natural gas properties	(Unaudited)
Proved-developed producing properties	$65,973	$60,973
Proved-developed non producing properties	1,316	1,060
Proved-undeveloped properties	8,345	7,720
Unproved properties	3,385	1,530
Less: Accumulated depletion	(9,246)	(6,729)
Total oil and natural gas properties, net of accumulated depletion	$69,773	$64,554

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties. The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties. The liability has been accreted to its present value as of the end of each period. At June 30, 2013 and December 31, 2012, the Company evaluated 123 (unaudited) and 122 wells, respectively, and has determined a range of abandonment dates between January 2013 and September 2059. The following table represents a reconciliation of the asset retirement obligations for the six months ended June 30, 2013 and for the year ended December 31, 2012:

	Six Month Period Ended June 30, 2013	Year Ended December 31, 2012
($ in thousands)	(Unaudited)
Asset retirement obligations, beginning of period	$2,272	$2,332
Additions to asset retirement obligation	22	44
Liabilities settled during the period	(48)	(101)
Accretion of discount	79	274
Revision of estimate		(277)
Asset retirement obligations, end of period	$2,325	$2,272

NOTE 6 – GOING PUBLIC DELAY FEE

If the Company, for any reason, does not go public on or before that date that is one hundred fifty days after the Roll-up Date (the “Going Public Delay Date”), the Company shall pay to each applicable stockholder an aggregate amount equal to the product of (i) such stockholder’s allocation percentage multiplied by (ii) $60,715 (the “Going Public Delay Fee”) on the last business day of each calendar month, for each such calendar month following the Going Public Delay Date through and including the date of going public (the “Going Public Delay Period”). For any partial calendar months during the Going Public Delay Period, the Going Public Delay Fee shall be pro-rated appropriately. For the six and three months ended June 30, 2013 and 2012, the Company has incurred a penalty of approximately $364,000 (unaudited) and $182,000 (unaudited), respectively, which is currently included in accrued liabilities on the accompanying condensed consolidated balance sheets.

Effective August 6, 2013, the Company ceased to incur Going Public Delay Fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7 – NOTES PAYABLE

On July 26, 2012, the Company entered into a credit agreement (“Credit Agreement”) with a financial institution to borrow up to $5,000,000 at a current rate of 3.75% annum. The Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties. In May 2013, the borrowing base was increased to $10,000,000 while maintaining the same interest rate. At June 30, 2013 and December 31, 2012, the Company had $10,000,000 (unaudited) and $3,920,000, respectively, in borrowings outstanding under the Credit Agreement.

The Credit Agreement currently provides for a borrowing base of $10,000,000 (unaudited), which is re-determined semi-annually on or prior to May 15 and November 15 and upon requested special redeterminations. Additionally, the borrowing base may be adjusted at the financial institution’s discretion which is based in part upon external factors over which the Company has no control. If the re-determined borrowing base were to be less than outstanding borrowings under the Credit Agreement, the Company would be required to repay the deficit. The Company incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. The Credit Agreement matures at July 26, 2015.

Loans under the Credit Agreement bear interest at the greater of: (1) the prime rate, the annual rate of interest announced by JPMorgan as its “prime rate” (3.25% at June 30, 2013 (unaudited)), plus the applicable margin of 0.5% or (2) the floor rate of 3.75%.

The Credit Agreement is collateralized by the oil and natural gas properties and contains several restrictive covenants including, among others: (1) a requirement to maintain a current ratio, of not less than 1.0 to 1.0; (2) a maximum permitted ratio of debt to adjusted EBITDAX of not more than 4.0 to 1.0; (3) a maximum permitted ratio of adjusted EBITDAX to interest expense of not more than 3.0 to 1.0; and (4) a prohibition against incurring debt, subject to permitted exceptions.

On June 27, 2013, the Company determined that the Credit Agreement would be refinanced through a credit facility with Independent Bank. Due to the refinancing, the Company expensed approximately $132,000 (unaudited) of unamortized deferred financing costs associated with the Credit Agreement to interest expense in the accompanying condensed consolidated statements of operations.

NOTE 8 – STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS

On April 1, 2012, the Company entered into employment agreements (the “Employment Agreement”) which provided a restricted stock grant and a conditional performance award to key members of management.

The restricted stock grant of 349,650 shares had a grant date fair value of $10.00 per share and vests in full upon the earlier of an initial public offering (“IPO”) which includes the sale of shares to the public, a business combination whereas 50% or more of the voting power is transferred to the new owners, or March 1, 2015.  During the six months ended June 30, 2013 and 2012, the Company incurred a stock-based compensation expense of approximately $599,000 (unaudited) and $300,000 (unaudited), respectively, related to the restricted stock grant, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses. As of June 30, 2013 and December 31, 2012, there was approximately $1,998,000 (unaudited) and $2,597,000, respectively, of unrecognized stock-based compensation expense related to the non-vested restricted stock grant. At June 30, 2013 and December 31, 2012, this unrecognized stock-based compensation is expected to be expensed on a straight-line basis over 20 (unaudited) and 26 months. As of June 30, 2013 and as of December 31, 2012, there have been no forfeitures associated with the restricted stock grant.

Additionally, the Employment Agreement provides for a conditional performance award where if an IPO occurs, the employee will receive: (1) a cash payment of 1% of the difference between the Company market capital and the book value at the time of the IPO, (2) common stock options to purchase 1.0% of the fully-diluted capital stock as of the IPO date and IPO price which will vest over a four year period and contain a cashless exercise, (3) common stock options to purchase 1.0% of the fully-diluted capital stock as of the 2nd anniversary of the IPO date at the closing price of the common stock on the 2nd anniversary date of the IPO and will vest six years after the grant and contain a cashless exercise.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Credit Agreement

On March 29, 2013, the Company entered a credit agreement with SOSventures, LLC providing for a term loan through February 16, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through March 29, 2014 and 22.00% interest rate thereafter. The loan under this agreement will be secured by a second lien on the Company’s assets. The Company may not incur further indebtedness beyond this loan and the Credit Agreement without the consent of SOS Ventures, until such time as the SOS Ventures loan is fully repaid. As of June 30, 2013, the Company has not yet borrowed any funds under this credit agreement.

NOTE 10 – LEGAL PROCEEDINGS

From time-to-time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of June 30, 2013, the Company was subject to litigation filed in Connecticut Superior Court in regards to 10,185,000 of the Company’s common shares. The only relief sought against the Company by the plaintiffs relate to the distribution of the Company’s shares. The Company agreed to a preliminary injunction directing the Company to not deliver common stock certificates to the defendants.

The Company is subject to various possible contingencies that arise primarily from interpretation of federal and state laws and regulations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, environmental issues and other matters. Although management believes that it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued. In addition, environmental matters are subject to regulation by various federal and state agencies.

NOTE 11 – SUBSEQUENT EVENTS

On June 27, 2013, the Company entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. Effective July 2, 2013, the Company refinanced all outstanding amounts of the existing Credit Agreement into this credit facility. The credit facility matures on June 1, 2016. The current borrowing base is $13.0 million. The outstanding borrowings bear interest at a rate that is currently based on the prime plus 0.0% with a 4.00% floor. The Company also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.

On July 25, 2013, the Company amended its credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Amended Form 10 filed under the Securities Act of 1934, as amended, with the Securities and Exchange Commission on July 26, 2013. Our discussion and analysis includes forward-looking information that involves risks and uncertainties, and should be read in conjunction with the below section entitled “Forward-Looking Statements.” For a discussion about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements, see Part II. Item 1A. “Risk Factors.”

In this Quarterly Report on Form 10-Q, references to “we,” “our” or “the Company” refer to Starboard Resources Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements other than historical fact and give our current expectations or forecasts of future events. They may include estimates of natural gas and oil reserves, expected natural gas and oil production and future expenses, assumptions regarding future natural gas and oil prices, planned capital expenditures, and anticipated asset acquisitions and sales, as well as statements concerning anticipated cash flow and liquidity, business strategy and other plans and objectives for future operations.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include:

•	the volatility of natural gas and oil prices;
•	the limitations our level of cash flow or ability to raise capital may have on our operational and financial flexibility;
•	declines in the values of our natural gas and oil properties resulting in ceiling test write-downs;
•	the availability of capital on an economic basis to fund reserve replacement costs;
•	our ability to replace reserves and sustain production;
•	uncertainties inherent in estimating quantities of natural gas and oil reserves and projecting future rates of production and the timing of development expenditures;
•	inability to generate profits or achieve targeted results in our drilling and well operations;
•	leasehold terms expiring before production can be established;
•	drilling and operating risks, including potential environmental liabilities associated with hydraulic fracturing;
•	changes in legislation and regulation adversely affecting our industry and our business;
•	general economic conditions negatively impacting us and our business counterparties; and
•	transportation capacity constraints and interruptions that could adversely affect our cash flow.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report, and we undertake no obligation to update this information. We urge you to carefully review and consider the disclosures made in this Quarterly Report and our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Starboard is an independent energy company engaged primarily in the exploration for, and development of, natural gas and crude oil reserves. We generate our revenues and cash flows from two primary sources: investing activities and the proceeds from the sale of oil and gas production on properties we hold or participate in.

As of June 30, 2013, we owned interests in 83 producing oil and natural gas wells. Our oil and natural gas production for the six months ended June 30, 2013 consisted of 52,701 bbls of oil and 239,402 Mcf of gas compared to 63,503 bbls of oil and 196,275 Mcf of gas for the six months ending June 30, 2012.

We began 2012 with estimated proved reserves of 4,898 MBOE and ended the year with 5,072 MBOE.

 Strategy

Starboard produces from operated oil and natural gas wells in the liquids rich, oil bearing window of the Eagle Ford trend of South Texas and the nearby oil-prone Giddings field where in combination we control approximately 16,000 gross acres. The Company also has material non-operated working interests in producing properties and conventional prospects located throughout Logan and McClain counties in Oklahoma which account for 23,000 gross acres. The combined reserve base and net production are each over 70% oil-weighted.

At January 1, 2013, based on the reserves audit by our independent reservoir engineers, we had 5,072 MBOE of estimated proved reserves with a PV-10 of $123.0 million. At January 1, 2013, 16% of our estimated proved reserves were proved developed reserves and 69% of our estimated proved reserves were oil and condensate. We grew our average daily production by 63% from 315 BOE per day for the year ending December 31, 2011 to 515 BOE per day for the year ended December 31, 2012.

At January 1, 2013, probable reserves had a PV-10 of $48.0 million, consisting of 76% oil and condensate. Possible reserves during this period had a PV-10 of $9.0 million, consisting of 23% oil and condensate.

As part of this strategy, we focus on the following areas:

Bigfoot - Texas

We control about 3,000 gross acres across Frio and Atascosa counties in southern Texas, comprising 8% of our total proved reserves.

Giddings – Bastrop - Texas

Giddings is our largest acreage position with just over 13,000 gross acres located within the Eagle Ford trend. Our acreage is spread across Bastrop, Burleson, Brazos, Fayette, Lee, Gonzales, and Robertson counties. From a reserve perspective, Giddings comprises the largest portion of our total proved reserves at 68% and 61% of probable reserves.

Logan County - Oklahoma

Our non-operated working interests are located in Oklahoma, spread across Logan, Kingfisher, and McClain counties. Our position consists of just over 23,360 gross acres and comprises 24% of our total proved reserves, 40% of our probable reserves and 23% of our possible reserves.

Lipscomb County – Texas

We control 324 gross acres in Lipscomb County, which comprises 77% of our possible reserves.

Key Performance Indicators

Our management team has defined and tracks performance against several key production, sales and operational performance indicators, including, without limitation, the following:

•	average daily natural gas and oil production;
•	weighted average sales price received for natural gas and oil; and
•	lifting costs.

We believe that tracking these performance indicators on a regular basis enables us to better understand whether we are on target to achieve our internal production, sales and other plans and projections and forecast working capital, cash flow and liquidity items and allows us to determine whether we are successfully implementing our strategies.

The following table sets forth information regarding production volumes, average sales prices received and lifting costs for the periods indicated:

Production Volumes, Sales Prices and Lifting Costs

	Years Ended December 31,
($ actual)	2012	2011
Production:
Natural gas-Mcf (1)	442,004	129,527
Crude oil-bbl (2)	115,398	43,596

Average Sales Prices:
Natural gas (1)	$5.19	$7.70
Crude oil (2)	92.37	89.50

Lifting cost per equivalent BOE (3)	$16.80	$27.76
____________
(1)	Natural gas production is located in Texas and Oklahoma.

(2)	Crude oil production is located in Texas and Oklahoma.

(3)
Lifting cost represents lease operating expenses divided by the net volumes of production, and is measured in BOE based on an energy content factor of six-to-one (i.e., six Mcf of natural gas to one barrel of oil). Lease operating expenses include normal operating costs such as pumper fees, operator overhead, salt water disposal, repairs and maintenance, chemicals, equipment rentals, production taxes and ad valorem taxes.

Lease operating expense and production taxes

The following table presents the major components of Starboard’s lease operating expense for the last two years on a BOE basis:

	Years Ending December 31,
($ actual)	2012		2011
	Total	Per BOE	Total	Per BOE
Lease operating costs	$2,897,214	$15.32	$1,603,184	$24.59
Production taxes	$279,037	$1.48	$206,303	$3.17

Total	$3,176,251	$16.80	$1,809,487	$27.76

Lease operating expense and production taxes from continuing operations for the year ended December 31, 2012 totaled $3,176,251 versus $1,809,487 for the year ended December 31, 2011. This translated to a decrease of $10.96/BOE on a volume basis. This reduction reflects Starboard’s efforts to reduce overall field operating expenses and a significant recoupment of production taxes resulting from drilling incentives.

Results of Operations

Explanation of Consolidation

Giddings Oil and Gas LP, Hunton Oil Partners LP, and Asym Energy Fund III LP are under the same management and combined own 77.94% of our common stock shares. Further, Company common stock constitutes the vast majority of the partnerships’ assets. Consequently, under GAAP the results of these partnerships have been consolidated with the Company’s for our 2011 and 2012 fiscal years. We anticipate that we will not have consolidated results with these funds after obtaining an effective registration statement under the Securities Act of 1933 or the Securities Exchange Act of 1934 covering the shares held by these entities. Accordingly, this consolidation affects our results of operations.

Further, under GAAP, ImPetro Resources LLC’s financial performance was not consolidated until June 13, 2011 when the Company acquired the assets and member units of ImPetro Resources LLC. The acquisition of ImPetro Resources LLC’s producing oil and gas assets also had a material effect on our financial performance.

Comparison of Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Total Revenues. Total revenues decreased $952 thousand to $6,192 thousand for the six months ended June 30, 2013 from $7,145 thousand for the six months ended June 30, 2012, driven primarily by decreased oil and natural gas production from existing reserves.

Investment Income. Total natural gas and oil production for the six month ending June 30, 2013 consisted of 239,402 Mcf of natural gas and 52,701 bbls of oil, as compared to total natural gas and oil production for six months ending June 30, 2012, which consisted of 196,275 Mcf of natural gas and 63,503 bbls of oil.

Our average sales price received for natural gas decreased to $5.10 per Mcf for the six months ending June 30, 2013 from $5.41 per Mcf for the same period in 2012. Our average sales price received for oil decreased to $93.01 per bbl for the six months ending June 30, 2013 from $95.36 per bbl for the same period in 2012.

Changes in natural gas and oil prices can significantly impact our natural gas and oil sales and related cash flows. Natural gas prices have declined slightly over the past two to three years. Although we are hopeful that natural gas prices will begin to increase within the next 12 months, continued lower prices may materially adversely affect the sales prices we receive and our revenues and cash flow.

Costs and Expenses. Total costs and expenses (excluding depreciation and depletion) increased $1,242 thousand to $3,904 thousand for the six months ending June 30, 2013 from $2,662 thousand for the same period in 2012, due generally to increased drilling and production expenses. Lease operating expenses increased $427 thousand to $1,798 thousand for the six months ending June 30, 2013 from $1,371 thousand for the same period in 2012, due primarily to increased production activity. General and administrative expenses increased $705 thousand to $1,587 thousand for the six month period ending June 30, 2013 from $882 thousand for the same period in 2012, due primarily to fees charged in connection with increased staffing due to greater drilling activity. Depletion, depreciation and amortization expense increased to $2,613 thousand for the six month period ending June 30, 2013 from $2,528 thousand for the same period in 2012, due primarily to increased depletion expenses associated with new property acquisitions.

Net Income. Net income was $(770) thousand, or $(0.06) per diluted common share, for the six month period ending June 30, 2013 as compared to $(13,940) thousand, or $(1.20) per diluted common share, for the same period in 2012. The increase in net income was attributable primarily to the $15,300 thousand deferred tax liability in 2012 which resulted from a revaluation of various properties upon the transition into a c-corporation from an LLC.

Liquidity and Capital Resources

During the six months ended June 30, 2013 compared to the same period in 2012, net cash flow provided by operating activities declined by $1,215 thousand to $2,235 thousand. This decline was primarily attributable to the $15,300 thousand deferred tax liability in 2012.

Our current assets were $3,922 thousand on June 30, 2013. Cash on hand comprised approximately $2,319 thousand, of which there is nothing in restricted cash accounts. This compared to $2,526 thousand at December 31, 2012. Accounts payable increased from $3,114 thousand at December 31, 2012 to $3,939 thousand at June 30, 2013.

The consolidated financial statements continue to reflect a much increased but ongoing drilling program which amounted to $10,115,356 during 2012. Our capital program is designed to increase production through exploration and workovers within our fields and through joint venture programs. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements and reduce risk dollars expended. This represents an increase of $3,084,764 from our capital investment in 2011.

Our primary sources of liquidity are cash provided by operating activities, our revolving bank facility, a subordinated credit facility, sales of non-core properties and access to capital markets. Our access to capital markets is currently limited due to due diligence issues relating to an ongoing lawsuit, styled Henry v. Imbruce, in Connecticut State Court in Stamford Connecticut, a dispute which involves the control and ownership of over 80% of our common stock shares and two competing claims to be the authorized general partner of three limited partnerships that own approximately 77% of our common stock shares. We will also likewise be hindered in raising capital while two competing parties claim to be the authorized general partners of Giddings Oil & Gas LP, Hunton Energy Partners LP and Asym Energy Fund III LP, three related partnerships that combined own more than 77% of our common stock shares. The exact amount of capital spending for 2013 will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2012:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Contractual obligations:
Principal debt payments	$4,026	$18	$3,979	$29	$—
Office lease	278	126	152	—	—

Total	$4,304	$144	$4,131	$29	$—

Bank Credit Facility

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016. The current borrowing base is $13.0 million. The outstanding borrowings bear interest at a rate that is currently based on the prime plus 0.0% with a 4.00% floor. We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base. We have currently borrowed approximately $11 million on the credit facility.

The credit facility is secured by our assets, including the oil and gas assets, and is guaranteed by our subsidiaries. We are also required to limit our commodity hedges to collars with no more than 75% of our projected monthly oil and gas production from our proved developed producing reserves. Finally, we may not pay dividends to stockholders without the consent of Independent Bank.

The credit facility requires us to maintain certain financial ratios. First, each quarter we must maintain an interest coverage ratio of 3:1 so that our consolidated net income, adjusted for interest expense, depreciation, depletion and amortization expenses less tax expenses and dividends/stock buybacks(“EBITDAX”) is greater than 3 times our interest expense under the credit facility. Second, we must maintain a debt to EBITDAX ratio of less than 3.5:1 at the end of each fiscal quarter. Third, we must maintain a current ratio of at greater than 1:1 at the end of each fiscal quarter, meaning that our consolidated current assets (including the unused amount of the credit facility and excluding non-cash assets under ASC 410 and 815) must be greater than our consolidated current liabilities (excluding non-cash obligations under ASC 410 and 815 and current portion of the note under the credit facility.)

Further, the credit facility prohibits our incurring most debt outside the ordinary course of business except for the subordinated credit facility.

We may not merge or have a subsidiary merger with another company without the consent of Independent Bank. We also must obtain Independent Bank’s consent to sell oil and gas assets.

The credit facility has no required amortizations unless there is a borrowing base deficiency. There are no mandatory prepayments unless there is a borrowing base deficiency.

The bank credit facility provides us with financial flexibility and liquidity. It also exposes us to interest rate risk, requires that we make business decisions with a focus on the credit facility’s financial ratios and other terms and presents a risk of loss of assets if we have an event of default. Further, our liquidity may also be affected by material changes to our borrowing base that result from changes in hydrocarbon prices or other market conditions.

We also have additional affirmative and restrictive covenants.

SOSventures, LLC Credit Agreement

On July 25, 2013 we entered into an amended credit agreement with SOSventures, LLC providing for a term loan through February 16, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter. The loan under this Agreement will be secured by a second lien on the Company’s assets.

The SOSventures, LLC credit agreement requires us to maintain certain financial ratios. First, we must maintain an interest coverage ratio of 3:1 at the end of each quarter so that our consolidated net income less our fees under the credit facility, lender expenses, non-cash charges relating to the hedge agreements, interest, income taxes, depreciation, depletion, amortization, exploration expenditures and costs and other non-cash charges (netted for noncash income) (“EBITDAX”) is greater than 3 times our interest expense under the credit facility. Second, we must maintain a debt to EBITDAX ratio of less than 3.5:1 at the end of each quarter. Third, we must maintain a current ratio of at greater than 1:1 at the end of each quarter, meaning that our consolidated current assets (including the unused amount of the credit facility by excluding non-cash assets under ASC 410 and 815) must be greater than our consolidated current liabilities (excluding non-cash obligations under ASC 410 and 815 and current maturities under the credit facility.)

The credit agreement prevents us from incurring indebtedness to banks or lenders, other than Independent Bank, without the consent of SOSventures, LLC. It also prevents us from incurring most contingent obligations or liens (other than to Independent Bank). It restricts our ability to pay dividends, issue options and warrants and repurchase our common stock shares. The options and warrants limitations do not apply to equity compensation plans.

Hedging Activities

In August 2012, we placed a costless collar hedge on West Texas Intermediate Crude contracts covering 82,400 Bbls of crude oil for the period from August 2012 to July 2014 at $73.00 - $99.00 WTI. These contracts amount to 3,110 bbls per month from January 2013 to December 2013 and 2,040 bbls per month from January 2014 to July 2014. These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. In addition, these arrangements may limit the benefit to us of increases in the price of oil. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.

Liquidity and Capital Resources

Sources and Uses of Funds

Cash flow from operations is a significant source of liquidity. We generate our operating cash flow from two primary sources:

•
Oil and natural gas, which are generally attributable to working interests owned and held directly by us in wells on producing oil and gas properties (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil) and carried working interests in such wells (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as overriding royalty interests and reversionary interests (which may generate additional monthly revenue and cash flow to the extent such wells produce natural gas and oil).

•
Investment income, which had come from our 40% ownership in ImPetro Resources until June 2011 when we acquired 100% of ImPetro Resources, resulting in the operations and financials being consolidated into Starboard.

Cash and cash equivalents totaled $2,319 thousand at June 30, 2013, compared to $1,037 thousand at December 31, 2012. Cash provided by (used in) operating activities was $2,235 thousand for the six month period ending June 30, 2013, compared to $3,449 thousand for the same period in 2012.

Changes in cash flows from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as impairments of assets, depreciation, depletion and amortization and deferred income taxes. For example, changes in turnkey drilling revenues, production volumes and market prices for natural gas and oil directly impact the level of our cash flow from operations. See the discussion under “Results of Operations.”

We use cash flows from operations to fund expenditures related to our exploration, development and acquisition of natural gas and oil properties. We use cash provided by our oil and natural gas sales. We have historically obtained most of the capital to fund expenditures related to oil and natural gas production from a combination of free cash flow and borrowing on our bank facility.

Net cash provided by financing activities was $5,888 thousand for the six month period ending June 30, 2013, compared to $627 thousand for the same period in 2012. These financing activities primarily reflect borrowing on our bank facility of $5,978 thousand.

Although we typically retain a significant degree of control over the timing of our capital expenditures, we may not always be able to defer or accelerate certain capital expenditures to address any potential liquidity issues. In addition, changes in drilling and field operating costs, drilling results that alter planned development schedules, acquisitions or other factors could cause us to revise our drilling program, which is largely discretionary.

As of June 30, 2013, we had a working capital deficit of $1,181 thousand, which consisted of $3,922 thousand of current assets offset by $5,103 thousand of current liabilities. Current assets as of June 30, 2013 included cash of $2,319 thousand and accounts receivable of $1,274 thousand. Current liabilities as of June 30, 2013 included accounts payable and accrued liabilities of $3,969 thousand and revenue payable of $659 thousand.

Our current credit facility is with Independent Bank (See Exhibits 10.5.1 through 10.5.14). The $100 million secured facility has a current borrowing base of $13 million, matures in 2016, and has a prime plus 0.0% interest rate with a 4.0% floor. We currently have approximately $11 million drawn on the facility.

On July 25, 2013 we entered an amended credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter. The loan under this Agreement will be secured by a second lien on the Company’s assets. The credit agreement and the related intercreditor agreement are attached as Exhibits 10.6.1 and 10.6.2. We have yet to draw on this credit facility.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate such estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. Below, we have provided expanded discussion of the more significant accounting policies, estimates and judgments. We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of our consolidated financial statements. Please read the notes to our audited consolidated financial statements included in this registration statement for a discussion of additional accounting policies and estimates made by management.

Oil and Gas Producing Activities

Our oil and gas producing activities were accounted for using the successful efforts method of accounting as further defined under FASB ASC 932, Extractive Activities – Oil and Natural Gas. Costs to acquire leasehold rights in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, delay rentals and geological and geophysical costs are expensed.

Depletion and Depreciation

Estimates of natural gas and oil reserves utilized in the calculation of depletion are prepared using certain assumptions. Reserve estimates are based upon existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. Natural gas and oil reserve estimates are inherently imprecise and are subject to change as more current information becomes available. Capitalized costs are depleted and amortized using the units of production method, based upon reserve estimates.

Impairments

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For the years ended December 31, 2012 and 2011, the Company’s impairment charges were approximately $0, and $231,000, respectively.

Asset Retirement Obligations

The Company records for the estimated liability for the plugging and abandonment of natural gas and oil wells at the end of their productive lives following the provisions of ASC 410-20, Asset Retirement Obligations. Asset retirement obligations are estimated at the present value of expected future net cash flows based on reserve estimates and federal and state regulatory requirements and are discounted using the Company’s credit adjusted risk free rate. Because the Company uses unobservable inputs in estimating asset retirement obligations, it considers such obligations a Level 3 measurement under ASC 820. At the time of abandonment, we recognize a gain or loss on abandonment to the extent that actual costs do not equal the estimated costs.

Goodwill

At June 30, 2013 and December 31, 2012 the Company had goodwill of $960 thousand.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company follows FASB ASC Topic 350 Goodwill and Intangible Asset Impairment Testing. Our analysis consists of two steps. Step 1 tests the company for impairment by comparing the fair value of equity to the book value of equity. If the fair value is less than the book value, then Step 2 analysis must be performed. If the fair value of goodwill is less than its carrying amount, impairment is recorded based on the difference. The Company annually assesses the carrying value of goodwill for impairment.

Pricing mechanism for oil and gas reserves estimation

The SEC’s rules require reserve estimates to be calculated using a 12-month average price. Price changes can still be incorporated to the extent defined by contractual arrangements. The use of a 12-month average price rather than a single-day price is expected to reduce the impact on reserve estimates.

The SEC rules also amend the definition of proved oil and gas reserves to include reserves located beyond development spacing areas that are immediately adjacent to developed spacing areas if economic recoverability can be established with reasonable certainty. These revisions are designed to permit the use of alternative technologies to establish proved reserves in lieu of requiring companies to use specific tests. In addition, they establish a uniform standard of reasonable certainty that applies to all proved reserves, regardless of location or distance from producing wells. Because the revised rules generally expand the definition of proved reserves, proved reserve estimates could increase in the future based upon adoption of the revised rules.

Estimated proved oil and gas reserves

The evaluation of our oil and gas reserves is critical to management of our operations and ultimately our economic success. Decisions such as whether development of a property should proceed and what technical methods are available for development are based on an evaluation of reserves. These oil and gas reserve quantities are also used as the basis of calculating the unit-of-production rates for depreciation, evaluating impairment and estimating the life of our producing oil and gas properties in our asset retirement obligations. Our total reserves are classified as proved, possible and probable. Proved reserves are classified as either proved developed or proved undeveloped. Proved developed reserves are those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Estimated proved undeveloped reserves include reserves expected to be recovered from new wells from undrilled proven reservoirs or from existing wells where a significant major expenditure is required for completion and production. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves and when probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable estimates. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves and when probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed proved plus probable plus possible reserve estimates.

Independent reserve engineers prepare the estimates of our oil and gas reserves presented in this prospectus based on guidelines promulgated under GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission. The evaluation of our reserves by the independent reserve engineers involves their rigorous examination of our technical evaluation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information and measurements. Reservoir engineers interpret these data to determine the nature of the reservoir and ultimately the quantity of total oil and gas reserves attributable to a specific property. Our total reserves in this prospectus include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the total reserves will be produced, the timing and ultimate recovery can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes or proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices or production equipment/facility capacity.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs at year-end. The benchmark oil and gas prices used are the preceding 12-month averages of the first-day-of-the month spot prices posted for the WTI oil and Henry Hub natural gas. Oil prices are based on a benchmark price of $94.68 per barrel and have been adjusted by lease for gravity, transportation fees, and regional price differentials. Gas prices per thousand cubic feet are based on a benchmark price of $2.76 per million British thermal units and have been adjusted by lease for Btu content, transportation fees, and regional price differentials. The adjustments are based on the differential between historic oil and gas sales and the corresponding benchmark price. While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil prices.

Unproved reserves

The SEC’s rules permit disclosure of probable and possible reserves and provide definitions of probable reserves and possible reserves. Disclosure of probable and possible reserves is optional.

In January 2010, the FASB issued an Accounting Standards Update (ASU) 2010-03, Extractive Industries-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosure. This ASU amends the FASB accounting standards to align the reserve calculation and disclosure requirements with the requirements in the new SEC Rule, Modernization of Oil and Gas Reporting Requirements. The ASU is effective for reporting periods ending on or after December 31, 2009.

New or Revised Accounting Standards under the Jumpstart our Business Startups Act (JOBS ACT)

The Company is an Emerging Growth Company as defined by the Jumpstart our Business Startups Act (JOBS Act). It has elected to make the irrevocable decision to implement new or revised accounting standards applicable to reporting issuers when such implementation is required of other reporting issuers.

“Monetization” Agreement between Asym Capital III, LP, LP, Giddings Oil & Gas, LP, Hunton Oil Genpar LLC, and SOSventures, LLC regarding Starboard Resources, LLC.

Giddings Oil & Gas LP, Asym Capital III, LP and Hunton Oil Partners, LP collectively are record owners of 9,635,000 of common stock shares or 77.94% of our common stock. This portion of our equity is subject to an agreement dated January 20, 2012, between Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC ( Exhibit 4.2). If the 550,000 common stock shares interplead by the Company are included, that agreement could cover 10,185,000 of our common stock shares or 82.39% of our common stock. The Agreement provides that upon “monetization” of the Starboard Resources equity, that Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III shall be “dissolved” and their “affairs wound up.” According to the agreement:

“Monetization” means the receipt of a liquidating distribution in cash from Starboard or its successors, including a corporate successor formed for the purposes of effecting a public offering, or the receipt of unrestricted and freely transferable securities registered under the Securities Act of 1933, as amended in connection with a going public transaction at Starboard Resources, LLC, however affected.

While the Company views the distribution to the partnerships of Starboard common stock shares registered under the Securities Act of 1933 through this Form S-1 Registration Statement as making the “monetization” agreement effective, the Company cannot provide assurances that the limited partners of the Partnerships would take the same view and would not contest the dissolution of the partnerships. One issue that may arise is that this Agreement was entered into by Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC acting as general partners of the partnerships. As stated below, counsel for limited partners maintains these business entities were subsequently removed as general partners and thus are not be in position to fulfill the terms of the Monetization Agreement on their own. Moreover, the Company is not a signatory to the “monetization” agreement.

If the partnerships are dissolved through the “monetization” agreement, then our common stock shares would be distributed to the partnerships’ partners. We refer you to the partnerships’ limited partner ownership tables on page 8 of this Prospectus for a presentation of the limited partners’ sharing percentages before dilution to the general partners’ interests. Such a distribution would lead to a change of voting control of the Company.

Common Control of Giddings Oil & Gas LP, Asym Capital III, LP and Hunton Oil Partners, LP

Giddings Oil & Gas LP, Asym Capital III, LP and Hunton Oil Partners, LP have common control. As stated below, there is a dispute over who controls these partnerships. Giddings Oil & Gas LP, Hunton Energy Partners LP and Asym Energy Fund III LP beneficially own approximately 42.60%, 7.04% and 28.30, respectively, and Giddings Oil & Gas LP might obtain another 4.7% of our common stock shares through the interpleader action filed by the Company. See Exhibit 99.1.3. In addition, Charles S. Henry, III, who certain limited partners of the partnerships claim is the partnerships’ general partner, serves on our Board of Directors. As a result, Giddings Oil & Gas LP, Hunton Energy Partners LP and Asym Energy Fund III LP, together, are able to control, and will continue to be able to exercise significant influence over, matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions.

Control over Giddings Oil & Gas LP, Asym Capital III, LP and Hunton Energy Partners, LP

On May 8, 2013, counsel for the limited partners of Giddings Oil & Gas LP, Asym Capital III, LP and Hunton Energy Partners, LP in the Henry et al., v. Imbruce et al., informed the Company that “87.5% of the limited partners of the three limited partnerships have removed Gregory Imbruce and/or his affiliates as general partner of said partnerships. In addition, the limited partners have appointed Chuck (Charles) S. Henry III as the replacement general partner.”  We have also become aware of a letter from counsel for Gregory Imbruce and his affiliates to counsel for the limited partners dated April 6, 2013 denying the effectiveness of the removal notice.

Giddings Oil & Gas LP, Asym Capital III, LP and Hunton Energy Partners, LP own 77.94% of our common stock shares. Charles S. Henry, III is a Company director. The dispute over control of these partnerships will have a material impact on our shareholder voting and our corporate governance and presents the Company with substantial risk that we may have a disputed shareholder vote, which could impact the authority of our directors and officers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a Smaller Reporting Company as defined by SEC Rules 405 and 12b-2 and is not required to disclose the information required by Regulation S-K, Item 305 pursuant to the Smaller Reporting Company exemption in Regulation S-K, Item 305(e).

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2013, the Company was not obligated to be a reporting company pursuant to Section required to file periodic or current reports with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934. However, the Company must assess its disclosure controls and procedures in connection with its presentation of its information for the three months ending June 30, 2013 as presented in this Form 10-Q. The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that these procedures were effective as of June 30, 2013, to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Management’s Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s subsidiaries.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management was guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Subject to the above, the Company’s internal control over financial reporting are effective as of the end of the reporting period ended June 30, 2013.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1 – “Financial Statements,” “Note 10 – Commitments and Contingencies” of this Quarterly Report on Form 10-Q which is incorporated by reference into this Part II, Item 1 – “Legal Proceedings.”

Lawsuit Relating to Our Common Stock Shares

Approximately 82.39% of our common stock shares are the subject of litigation filed in Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause Nos. FST-CV-12-5013927-S and FST-CV-12-6014987-S, styled Charles Henry III, Ahmed Ammar, John P. Vaile as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, LLC, Bradford Higgins, William Mahoney, Robert J. Conrads, Edward M. Conrads, William F. Pettinati, Jr. individually and derivatively on behalf of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP v. Gregory Imbruce, Giddings Investments LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC, Starboard Resources, Inc., Glenrose Holdings LLC and Asym Energy Investments LLC. This lawsuit was originally filed on July 18, 2012. The Plaintiffs allege fiduciary duty breaches, conversion, civil theft, violations of Connecticut Unfair Trade Practices Act, unjust enrichment, common law fraud, negligence, fraudulent conveyance and civil conspiracy and seek damages, injunctive relief, a constructive trust and an accounting. These allegations focus on the issuance of 550,000 Starboard Resources LLC Units to “Giddings Investments, LLC.” The allegations claim that this issuance was derived from the conversion of participation rights in Company wells that belong to Giddings Oil & Gas LP. The lawsuit makes several other claims of breaches of duties by Defendants in connection with Defendants or their affiliates serving as general partners of Giddings Oil & Gas LP, Asym Energy Fund III LP, and Hunton Energy Partners LP. Defendants deny the allegations.

The Plaintiffs are not Company stockholders. They are limited partners of Partnerships that are Company stockholders. Two Plaintiffs, Charles Henry III and William Mahoney have been non-executive directors of the Company. Mr. Henry remains a Company director. Mr. Mahoney resigned as a Company director in April 2013 and passed away shortly thereafter.  Another Plaintiff, SOSventures, LLC, employs our chairman, Bill Liao. Defendant Gregory Imbruce was a Company director until April 2012. The Plaintiffs seek the following relief against the Company:

a)	A preliminary and permanent injunction enjoining the Defendant, Starboard Resources Inc., from the issuance and delivery of any shares or share certificates to Defendant, Giddings Investments LLC;
b)
A preliminary and permanent injunction enjoining the Defendant, Starboard, from the payment of any Going Public Delay Fees to the Imbruce Defendants, as contemplated in the “Securities Purchase and Exchange Agreement” dated June 10, 2011, by and among Starboard, Giddings Oil & Gas, LP and Giddings Investments, LLC.

c)
A mandatory injunction, mandating that the Defendant, Starboard Resources Inc., deliver shares to Plaintiffs, Giddings Oil & Gas LP, Hunton Oil Partners LP, ASYM Energy Fund III LP, on an agreed percentage reflected in the Limited Partnership Agreements on a pro rata basis without any reduction for performance fees or expenses claimed by the Imbruce Defendants;

d)
A mandatory injunction, mandating that the Defendant, Starboard Resources LLC, deliver shares to Giddings Oil & Gas LP reflecting the equity wrongfully converted by Defendants, Imbruce and Giddings Investments LLC, without any reduction for performance fees or expenses claimed by the Imbruce Defendants; and

e)
A mandatory injunction, mandating that the Defendant, Starboard Resources LLC, deliver Going Public Delay Fees to Giddings Oil & Gas LP reflecting the amounts currently owed to Plaintiffs, without any reduction for performance fees or expenses claimed by the Imbruce Defendants.

The Company agreed to preliminary injunctive relief as to the physical delivery of our common stock shares to Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC and Gregory Imbruce and said order has been entered. The Company has also recognized the “Going Public Delay Fee” as a liability on its financial statements as of June 30, 2013 in the amount of $702,576 as part of the “accounts payable and accrued liabilities” stated on its balance sheet. Consequently, the “Going Public Delay Fee” claim is fully recognized.

Additionally, the Company has interplead 550,000 of its common stock shares to the Court due to conflicting claims as to record and beneficial ownership of these shares by Giddings Investments LLC and derivative plaintiffs on behalf of Giddings Oil & Gas LP. These shares amount to approximately 4.45% of the Company’s outstanding common stock.

Giddings Oil & Gas LP is the record owner of 5,266,967 common stock shares or 42.60% of our outstanding common stock. Asym Energy Fund III LP is the record owner of 3,497,941 common stock shares or 28.30% of our outstanding common stock. Hunton Oil Partners LP is the record owner of 870,092 common stock shares or 7.04% of our outstanding common stock. Collectively, these entities are record owners of 9,635,000 or 77.94% of our common stock shares. Further, we interplead an additional 550,000 common stock shares to the Court. Consequently, the litigation relates to 10,185,000 of our common stock shares or 82.39% of our common stock.

While this lawsuit is pending we are likely to have corporate governance issues in shareholder meetings due to possible conflicts as to who can vote a majority of our common stock shares. Further, the resolution of this lawsuit may lead to a significant change of our common stock ownership structure and could lead to new shareholders seeking to assert control over the Company. If the partnerships’ shares are distributed to the partners, we would have new shareholders for a majority of our common stock.

The following tables indicate the partnership ownership structure before dilution for any carried allocations to former or current general partners. Consequently, the final sharing percentages may be lower than stated below. Additionally, the following tables present only limited partners who own at least an undiluted five percent or more of the sharing percentages for the partnership.

Giddings Oil & Gas LP
5,226,967 Common Stock Shares Plus Claim to 550,000 Common Stock Shares in Interpleader Action

Name	LP Units	Undiluted Sharing Percentage
SOSventures LLC	1,000	63.492063%
Estate of William Mahoney	200	12.698413%
Bradford Robert Higgins IRA	80	5.079365%
10 other limited partners	295	18.730159%

Total:	1,575	100.000000%

Hunton Energy Partners LP
870,092 Common Stock Shares

Name	LP Units	Undiluted Sharing Percentage
Sean O'Sullivan Revocable Living Trust	200	74.906367%
Rubicon Resources, LLC	30	11.235955%
7 other limited partners	37	13.857678%

Total:		100.000000%

Asym Energy Fund III LP
3,497,941 Common Stock Shares

Name	LP Units	Undiluted Sharing Percentage
SOSventures, LLC	500	39.745628%
Estate of William Mahoney	200	15.898251%
Nicholas Garafolo	100	7.949126%
Robert Conrads	90	7.154213%
14 other limited partners	368	29.252782%

Total:	1,258	100.000000%

Bradford Robert Higgins and Sean O’Sullivan Revocable Living Trust are affiliated with SOSventures, LLC. Mr. Higgins is SOSventures, LLC’s US representative. Mr. O’Sullivan is the founder and principal of SOSventures, LLC.

Finally, tying up 82.39% of our common stock shares in litigation will likely have a material effect on our trading liquidity should we obtain an exchange listing or an over-the-counter quotation.

ITEM 1A.  RISK FACTORS

The Company is a Smaller Reporting Company as defined by SEC Rules 405 and 12b-2 and is not required to provide the information required by Form 10-Q Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report:

       1. Financial Statements. See Item 1.

       2. Financial Statement Schedules. Not applicable.

        All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.

       3. Exhibits. See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference

(b)           Reports on Form 8-K.

       None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Starboard Resources, Inc.
(Registrant)

Date: August 13, 2013	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Eric J. Alfuth
Chief Financial Officer

Date: August 13, 2013	By:	/s/ N. Kim Vo
Controller
(Chief Accounting Officer)

EXHIBITS

Exhibit No.		Description

3.1.1	*	Certificate of Incorporation

3.1.2	*	Certificate of Conversion

3.2.1	*	Post-Effective Bylaws

3.2.2	*	Pre-Effective Bylaws

3.2.3	*	Starboard Resources Amended and Restated Operating Agreement dated January 20, 2012

4.1	*
Securities Purchase and Exchange Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated June 10, 2011.

4.2	*	Agreement between Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC regarding Starboard Resources, LLC dated January 20, 2012

4.3	*
Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated July 20, 2012 (Relating to Waiver of Put Option)

10.1	*	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and Michael Pawelek.

10.2	*	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and Edward Shaw.

10.3	*	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and N. Kim Vo.

10.4	*	Participation Agreement with Husky Ventures, LLC.

10.5.01	**	Credit Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as borrower and Independent Bank as lender.

10.5.02	**	Security Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as debtor and Independent Bank as secured party.

10.5.03	**
Mortgage, Deed of Trust, Security Agreement, Fixture Filing and Financing Statement for Texas oil and gas properties from Starboard Resources, Inc., Mortgagor, to John E. Davis, Trustee, and Independent Bank, mortgagee.

10.5.04	**	Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012.

10.5.05	**	Certificate of Ownership Interests – Starboard Resources, Inc. dated June 27, 2013.

10.5.06	**	Omnibus Certificate – Starboard Resources, Inc. dated June 27, 2013.

10.5.07	**	Guaranty dated June 27, 2013 from ImPetro Operating, LLC

10.5.08	**	Security Agreement dated June 27, 2013 between ImPetro Operating, LLC and Independent Bank

Exhibit No.		Description

10.5.09	**	Omnibus Certificate – ImPetro Operating, LLC dated June 27, 2013.

10.5.10	**	Waiver of Operator’s Lien – ImPetro Operating, LLC dated June 27, 2013

10.5.11	**	Guaranty dated June 27, 2013 from ImPetro Resources, LLC

10.5.12	**	Security Agreement dated June 27, 2013 between ImPetro Resources, LLC and Independent Bank

10.5.13	**	Omnibus Certificate – ImPetro Resources, LLC dated June 27, 2013.

10.5.14	**	Note dated June 27, 2013 – Starboard Resources, Inc.

10.6.1	**	Credit Agreement dated July 25, 2013 between Starboard Resources, Inc. and SOSventures, LLC.

10.6.2	**	Intercreditor Agreement dated July 25, 2013 between Independent Bank, and SOSventures LLC.

10.7.1	**	Sunoco – Texon LP Crude Purchase Agreement

10.7.2	**	Sunoco – Texon LP Crude Purchase Agreement Amendment

10.8	**	DCP Midstream, LP Gas Purchase Agreement

21	*	List of subsidiaries.

31.1	***	Management Certification – Michael J. Pawelek, Chief Executive Officer and Principal Executive Officer

31.2	***	Management Certification – Eric Alfuth, Chief Financial Officer

32.1	***	Management Section 1350 Certification

99.1.1	*
Third Amended Complaint dated June 6, 2013 in Cause Nos. FST-CV-12-5013927-S and FST-CV-12-6014987-S, styled Charles Henry III, Ahmed Ammar, John P. Vaile as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, LLC, Bradford Higgins, William Mahoney, Robert J. Conrads, Edward M. Conrads, William F. Pettinati, Jr. individually and derivatively on behalf of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP v. Gregory Imbruce, Giddings Investments LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC, Starboard Resources, Inc., Glenrose Holdings LLC and Asym Energy Investments LLC (hereinafter ”Henry et al v. Imbruce et al.”).

99.1.2	***	Answer of Starboard Resources, Inc. dated August 9, 2013 in Henry et al v. Imbruce et al.

99.1.3	*	Starboard Resources, Inc. Bill of Interpleader dated August 8, 2012

99.1.4	*	Stipulation and Order dated August 9, 2012 in Henry et al v. Imbruce et al.

99.2	*	Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.

99.3	*	Reserve Report as of January 1, 2012 from Forrest Garb & Associates, Inc.

99.4	**	Supplement to Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.

99.5	**	Supplement to Reserve Report as of January 1, 2012 from Forrest Garb & Associates, Inc.

Exhibit No.	Description

101	XBRL Filings
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Document
____________
*	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10 filed June 7, 2013
**	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10 filed July 26, 2013
***	Filed herewith