Form 10-Q/A
period 2013-06-30
Starboard Resources, Inc.
filed 2013-09-17
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

STARBOARD RESOURCES INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

EXPLANATORY NOTE

Starboard Resources, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL). This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

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

Starboard Resources, Inc.
(Registrant)

Date: September 16, 2013	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: September 16, 2013	By:	/s/ Eric J. Alfuth
Chief Financial Officer

Date: September 16, 2013	By:	/s/ N. Kim Vo
Controller
(Chief Accounting Officer)

EXHIBITS

Exhibit No.		Description

3.1.1	*	Certificate of Incorporation

3.1.2	*	Certificate of Conversion

3.2.1	*	Post-Effective Bylaws

3.2.2	*	Pre-Effective Bylaws

3.2.3	*	Starboard Resources Amended and Restated Operating Agreement dated January 20, 2012

4.1	*
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