Form 10-Q
period 2013-11-12
Starboard Resources, Inc.
filed 2013-11-13
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

As of September 30, 2013, there were 12,362,336 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

STARBOARD RESOURCES INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Part I – Financial Information

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash	$1,865	$1,037
Trade receivable	2,038	1,200
Joint interest receivable	151	56
Deferred tax assets	183	182
Prepaid expenses	176	51

Total current assets	4,413	2,526

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of accumulated depletion	72,452	64,554
Other property and equipment, net of depreciation	148	184

Total oil and natural gas properties and other equipment, net	72,600	64,738

Other assets
Goodwill	960	960
Other	1,065	792

Total other assets	2,025	1,752

Total assets	$79,038	$69,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,674	$3,114
Joint interest revenues payable	787	558
Current derivative liabilities	99	105
Current maturities of notes payable	19	18
Current asset retirement obligations	407	435

Total current liabilities	5,986	4,230

Long-term liabilities
Derivative liabilities		54
Notes payable	11,779	4,008
Deferred tax liabilities	15,404	15,454
Asset retirement obligations	1,952	1,837

Total long-term liabilities	29,135	21,353

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;
none issued and outstanding
Common stock, $.001 par value, authorized 150,000,000 shares;
12,362,336 shares issued at
September 30, 2013 and December 31, 2012	12	12
Paid-in capital in excess of par	54,146	53,247
Accumulated deficit	(10,241)	(9,826)

Total stockholders’ equity	43,917	43,433

Total liabilities and stockholders’ equity	$79,038	$69,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil, natural gas, and related product sales	$4,686	$2,865	$10,877	$10,010

Expenses
Depreciation and depletion	1,414	1,014	4,027	3,542
Lease operating	1,255	692	3,053	2,063
General and administrative	769	746	2,356	1,628
Professional fees	221	83	548	310
Production taxes	154	52	307	211
Exploration	25	14	65	37

Total expenses	3,838	2,601	10,356	7,791

Operating income (loss)	848	264	521	2,219

Other expense
Interest expense	(174)	(73)	(545)	(175)
Going public delay expense	(73)	(182)	(438)	(546)
Loss from derivative contracts	(106)	(226)	(3)	(226)

Total other expense	(353)	(481	(986)	(947)

Income (loss) before income taxes	495	(217)	(465	1,272)

Income tax expense:
Current income taxes		11		11
Deferred income taxes	138	146	(50)	15,575

Total income tax expense	138	157	(50)	15,586

Net income (loss)	$357	$(374)	$(415)	$(14,314)

Net income (loss) per basic and diluted
common share	$0.03	$(0.03)	$(0.03)	$(1.21)

Weighted average basic
common shares outstanding	12,362	12,209	12,362	11,842

Weighted average diluted
common shares outstanding	12,712	12,558	12,712	12,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – UNAUDITED
(In thousands)

For the nine months ended September 30, 2013

	Common Stock		Paid-In	Retained
	($.001 Par Value)		Capital in	Earnings
	Shares	Amount	Excess of Par	(Deficit)	Total

Balances, December 31, 2012	12,362	$12	$53,247	$(9,826)	$43,433
Stock-based compensation			899		899
Net loss				(415)	(415)
Balances, September 30, 2013	12,362	$12	$54,146	$(10,241)	$43,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(415)	$(14,314)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and depletion	4,027	3,542
Deferred income taxes	(50)	15,575
Stock-based compensation	899	599
Accretion of asset retirement obligation	113	122
Going public delay expense	438	546
Unrealized income (loss) from derivative contracts	(60)	226
Loss on sale of other property and equipment		2
Accretion of debt issuance costs	184	17
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Trade receivable	(837)	266
Joint interest receivable	(96)	44
Prepaid expenses and other assets	(131)	(7)
Accounts payable and accrued liabilities	(46)	(2,443)
Joint interest revenues payable	229	(45)
Net cash provided by operating activities	4,255	4,130

Cash flows from investing activities
Development of oil and natural gas properties	(10,729)	(5,998)
Acquisition of oil and natural gas properties		(700)
Acquisition of other property and equipment		(23)
Proceeds from sale of other property and equipment		1
Oil and natural gas abandonment costs	(17)	(18)
Bonds and deposits		7
Net cash used in investing activities	(10,746)	(6,731)

Cash flows from financing activities
Proceeds from notes payable, net of debt issuance costs	17,471	2,979
Deferred offering costs	(138)	(205)
Repayments of notes payable	(10,014)	(808)
Net cash provided by financing activities	7,319	1,966

Net increase (decrease) in cash	828	(635)
Cash, beginning of period	1,037	1,779
Cash, end of period	$1,865	$1,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013		2012
	(Unaudited)		(Unaudited)
Supplemental disclosure of cash flow information
Cash paid during the period for interest		$249	$34

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures		$1,168	$440
Capitalized asset retirement cost		$(17)	$31

Supplemental disclosure of non-cash financing transactions
Common stock issued for settlement of put option	$		$18,400
Notes payable issued for purchase of equipment	$		$79

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Additionally, the accompanying condensed consolidated financial statements as of September 30, 2013 and for the nine and three months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q, and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  Operating results for the nine and three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Additionally, the Company assesses the impairment of capitalized costs of its proved oil and natural gas properties and other equipment when circumstances indicate that the carrying value may not be recoverable.  The Company determines if impairment has occurred through either adverse changes or as a result of their annual petroleum engineering review.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.  For the nine and three months ended September 30, 2013 and 2012, the Company did not have an impairment charge.

Revenue Recognition and Natural Gas Imbalances

The Company utilizes the accrual method of accounting for natural gas and crude oil revenues, whereby revenues are recognized based on the Company’s net revenue interest in the wells.  The Company will also enter into physical contract sale agreements through its normal operations.

Gas imbalances are accounted for using the sales method.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  However, the Company has no history of significant gas imbalances.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2013 and for the nine and three month periods then ended (unaudited).

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

Net Gain/Loss Per Common Share

Basic net gain/loss per common share is computed by dividing the net gain/loss attributable to stockholders by the weighted average number of common shares outstanding during the period.  Diluted net gain/loss per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares. For the nine and three month periods ended September 30, 2013 and 2012, there were 349,650 (unaudited) potentially dilutive non-vested restricted shares. The potentially dilutive shares at September 30, 2012 are considered antidilutive and thus result in the basic net gain/loss per common share equaling the diluted net gain/loss per common share.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

As of September 30, 2013 and December 31, 2012, the Company had no assets which were measured at fair value.

The following tables present information about the Company’s liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

					Balance as of
					September 30,
($ in thousands)	Level 1	Level 2		Level 3	2013
Liabilities (at fair value):					(Unaudited)

Asset retirement obligations	$	$		$2,359	$2,359
Derivative liabilities (oil collar)			99		99

Total liabilities (at fair value)	$		$99	$2,359	$2,458

					Balance as of
					December 31,
($ in thousands)	Level 1	Level 2		Level 3	2012
Liabilities (at fair value):

Asset retirement obligations	$	$		$2,272	$2,272
Derivative liabilities (oil collar)			159		159

Total liabilities (at fair value)	$		$159	$2,272	$2,431

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4 – OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at September 30, 2013 and December 31, 2012:

($ in thousands)	September 30, 2013	December 31, 2012
Oil and natural gas properties	(Unaudited)
Proved-developed producing properties	$68,971	$60,973
Proved-developed non producing properties	1,331	1,060
Proved-undeveloped properties	8,185	7,720
Unproved properties	4,613	1,530
Less: Accumulated depletion	(10,648)	(6,729)
Total oil and natural gas properties, net of accumulated depletion	$72,452	$64,554

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties.  The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties.  The liability has been accreted to its present value as of the end of each period.  At September 30, 2013 and December 31, 2012, the Company evaluated 123 (unaudited) and 122 wells, respectively, and has determined a range of abandonment dates between January 2013 and September 2059.  The following table represents a reconciliation of the asset retirement obligations for the nine months ended September 30, 2013 and for the year ended December 31, 2012:

	Nine Month Period Ended September 30, 2013	Year Ended December 31, 2012
($ in thousands)	(Unaudited)
Asset retirement obligations, beginning of period	$2,272	$2,332
Additions to asset retirement obligation	22	44
Liabilities settled during the period	(48)	(101)
Accretion of discount	113	274
Revision of estimate		(277)
Asset retirement obligations, end of period	$2,359	$2,272

NOTE 6 – GOING PUBLIC DELAY FEE

If the Company, for any reason, does not go public on or before that date that is one hundred fifty days after the Roll-up Date (the “Going Public Delay Date”), the Company shall pay to each applicable stockholder an aggregate amount equal to the product of (i) such stockholder’s allocation percentage multiplied by (ii) $60,715 (the “Going Public Delay Fee”) on the last business day of each calendar month, for each such calendar month following the Going Public Delay Date through and including the date of going public (the “Going Public Delay Period”). For any partial calendar months during the Going Public Delay Period, the Going Public Delay Fee shall be pro-rated appropriately. For the nine months ended September 30, 2013 and 2012, the Company has incurred a delay fee of approximately $438,000 (unaudited) and $546,000 (unaudited), respectively, which is currently included in accrued liabilities on the accompanying condensed consolidated balance sheets.

Effective August 6, 2013, the Company ceased to incur Going Public Delay Fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7 – NOTES PAYABLE

On June 27, 2013, the Company entered into a credit agreement (“Credit Agreement”) with Independent Bank to borrow up to $13,000,000 at a current rate of 4.00% annum. The Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties and refinance the prior bank facility.  At September 30, 2013, the Company had $11,700,000 (unaudited) in borrowings outstanding under the Credit Agreement.

The Credit Agreement provided for a borrowing base of $13,000,000 (unaudited) as of September 30, 2013, which is re-determined semi-annually and upon requested special redeterminations.  Additionally, the borrowing base may be adjusted at the financial institution’s discretion which is based in part upon external factors over which the Company has no control. If the re-determined borrowing base were to be less than outstanding borrowings under the Credit Agreement, the Company would be required to repay the deficit. The Company incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. The Credit Agreement matures at June 1, 2016.

Loans under the Credit Agreement bear interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate” (3.25% at September 30, 2013 (unaudited)), plus the applicable margin of 0.00% or (2) the floor rate of 4.00%.

The Credit Agreement is collateralized by the oil and natural gas properties and contains several restrictive covenants including, among others:  (1) a requirement to maintain a current ratio, of not less than 1.0 to 1.0; (2) a maximum permitted ratio of debt to adjusted EBITDAX of not more than 3.5 to 1.0; (3) a maximum permitted ratio of adjusted EBITDAX to interest expense of not more than 3.0 to 1.0; and (4) a prohibition against incurring debt, subject to permitted exceptions.

NOTE 8 – STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS

On April 1, 2012, the Company entered into employment agreements (the “Employment Agreement”) which provided a restricted stock grant and a conditional performance award to key members of management.

The restricted stock grant of 349,650 shares had a grant date fair value of $10.00 per share and vests in full upon the earlier of an initial public offering (“IPO”) which includes the sale of shares to the public, a business combination whereas 50% or more of the voting power is transferred to the new owners, or March 1, 2015.   During the nine months ended September 30, 2013 and 2012, the Company incurred a stock-based compensation expense of approximately $899,000 (unaudited) and $599,000 (unaudited), respectively, related to the restricted stock grant, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.  As of September 30, 2013 and December 31, 2012, there was approximately $1,698,000 (unaudited) and $2,597,000, respectively, of unrecognized stock-based compensation expense related to the non-vested restricted stock grant. At September 30, 2013 and December 31, 2012, this unrecognized stock-based compensation is expected to be expensed on a straight-line basis over 17 (unaudited) and 26 months. As of September 30, 2013 and as of December 31, 2012, there have been no forfeitures associated with the restricted stock grant.

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

On July 25, 2013, the Company amended its credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter.  As of September 30, 2013, the Company has not yet borrowed any funds under this agreement.

NOTE 10 – LEGAL PROCEEDINGS

From time-to-time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

As of September 30, 2013, the Company was subject to litigation filed in Connecticut Superior Court, styled Cause Nos. FST-CV-12-5013927-S and FST-CV-12-6014987-S, Henry et al. v. Imbruce et al., in regards to 10,185,000 of the Company’s common shares.  The Plaintiffs allege in Paragraph 47 of their Third Amended Complaint (Filed Exhibit 99.1.2 to Starboard Resources, Inc. Form 10-Q filed August 14, 2013) that “Starboard is merely a nominal defendant for purposes of injunctive relief.”  The Plaintiffs seek the following relief against the Company:

a)	A preliminary and permanent injunction enjoining the Defendant, Starboard Resources Inc., from the issuance and delivery of any shares or share certificates to Defendant, Giddings Investments LLC;

b)
A preliminary and permanent injunction enjoining the Defendant, Starboard Resources Inc., from the delivery of any shares or share certificates to Imbruce and/or any of his affiliates, including Giddings Genpar LLC,, Hunton Oil Genpar LLC, and Asym Capital III LLC;A preliminary and permanent injunction enjoining the Defendant, Starboard, from the payment of any Going Public Delay Fees to the Imbruce Defendants, as contemplated in the “Securities Purchase and Exchange Agreement” dated June 10, 2011, by and among Starboard, Giddings Oil & Gas, LP and Giddings Investments, LLC;

c)
A mandatory injunction, mandating that the Defendant, Starboard Resources Inc., deliver shares to Plaintiffs, Giddings Oil & Gas LP, Hunton Oil Partners LP, ASYM Energy Fund III LP, on an agreed percentage reflected in the Limited Partnership Agreements on a pro rata basis without any reduction for performance fees or expenses claimed by the Imbruce Defendants;

d)
A mandatory injunction, mandating that the Defendant, Starboard Resources Inc., deliver shares to Giddings Oil & Gas LP reflecting the equity wrongfully converted by Defendants, Imbruce and Giddings Investments LLC, without any reduction for performance fees or expenses claimed by the Imbruce Defendants; and

e)
A mandatory injunction, mandating that the Defendant, Starboard Resources Inc., deliver Going Public Delay Fees to Giddings Oil & Gas LP reflecting the amounts currently owed to Plaintiffs, without any reduction for performance fees or expenses claimed by the Imbruce Defendants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company agreed to preliminary injunctive relief as to the physical delivery of our common stock shares to Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC and Gregory Imbruce and said order has been entered.  The Company has also recognized the “Going Public Delay Fee” as a liability on its financial statements as of September 30, 2013 in the amount of $775,830 as part of the “accounts payable and accrued liabilities” stated on its balance sheet.  Consequently, the “Going Public Delay Fee” claim is fully recognized.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 23, 2013, the Company entered into a first amendment on its senior credit facility with Independent Bank, amending the original credit agreement dated June 27, 2013.  The amended terms provide for an increase in availability under the facility to $17,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Amended Form 10 filed under the Securities Act of 1934, as amended, with the Securities and Exchange Commission on November 1,, 2013.  Our discussion and analysis includes forward-looking information that involves risks and uncertainties, and should be read in conjunction with the below section entitled “Forward-Looking Statements.”  For a discussion about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements, see Part II. Item 1A. “Risk Factors.”

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

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include:

●	the volatility of natural gas and oil prices;
●	the limitations our level of cash flow or ability to raise capital may have on our operational and financial flexibility;
●	declines in the values of our natural gas and oil properties resulting in ceiling test write-downs;
●	the availability of capital on an economic basis to fund reserve replacement costs;
●	our ability to replace reserves and sustain production;
●	uncertainties inherent in estimating quantities of natural gas and oil reserves and projecting future rates of production and the timing of development expenditures;
●	inability to generate profits or achieve targeted results in our drilling and well operations;
●	leasehold terms expiring before production can be established;
●	drilling and operating risks, including potential environmental liabilities associated with hydraulic fracturing;
●	changes in legislation and regulation adversely affecting our industry and our business;
●	general economic conditions negatively impacting us and our business counterparties; and
●	transportation capacity constraints and interruptions that could adversely affect our cash flow.

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

As of September 30, 2013, we owned interests in 82 producing oil and natural gas wells.  Our oil and natural gas production for the nine months ended September 30, 2013 consisted of 91,589 bbls of oil and 378,140 Mcf of gas compared to 88,804 bbls of oil and 308,797 Mcf of gas for the nine months ending September 30, 2012.

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

At August 1, 2013, based on the reserves estimate by our independent reservoir engineers, we had 4,761 MBOE of estimated proved reserves with a PV-10 of $130.1 million. At August 1, 2013, 15% of our estimated proved reserves were proved developed reserves and 70% of our estimated proved reserves were oil and condensate. We grew our average daily production by 63% from 315 BOE per day for the year ending December 31, 2011 to 515 BOE per day for the year ended December 31, 2012.

As part of this strategy, we focus on the following areas:

Bigfoot - Texas

We control about 3,000 gross acres across Frio and Atascosa counties in southern Texas, comprising 8% of our total proved reserves.

 Giddings – Bastrop - Texas

Giddings is our largest acreage position with just over 13,000 gross acres located within the Eagle Ford trend.  Our acreage is spread across Bastrop, Burleson, Brazos, Fayette, Lee, Gonzales, and Robertson counties.  From a reserve perspective, Giddings comprises the largest portion of our total proved reserves at 68%.

Logan County - Oklahoma

Our non-operated working interests are located in Oklahoma, spread across Logan, Kingfisher, and McClain counties. Our position consists of just over 23,360 gross acres and comprises 24% of our total proved reserves.

Key Performance Indicators

Our management team has defined and tracks performance against several key production, sales and operational performance indicators, including, without limitation, the following:

●	average daily natural gas and oil production;
●	weighted average sales price received for natural gas and oil; and
●	lifting costs.

We believe that tracking these performance indicators on a regular basis enables us to better understand whether we are on target to achieve our internal production, sales and other plans and projections and forecast working capital, cash flow and liquidity items and allows us to determine whether we are successfully implementing our strategies.

The following table sets forth information regarding production volumes, average sales prices received and lifting costs for the periods indicated:

Production Volumes, Sales Prices and Lifting Costs

	Years Ended December 31,
($ actual)	2012	2011
Production:
Natural gas-Mcf (1)	442,004	129,527
Crude oil-bbl (2)	115,398	43,596

Average Sales Prices:
Natural gas (1)	$5.19	7.70
Crude oil (2)	92.37	$89.50

Lifting cost per equivalent BOE (3)	$16.80	$27.76

(1)	Natural gas production is located in Texas and Oklahoma.

(2)	Crude oil production is located in Texas and Oklahoma.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Total Revenues. Total revenues increased $867 thousand to $10,877 thousand for the nine months ended September 30, 2013 from $10,010 thousand for the nine months ended September 30, 2012, driven primarily by increased oil and natural gas production from existing reserves.

 Investment Income. Total natural gas and oil production for the nine months ending September 30, 2013 consisted of 378,140 Mcf of natural gas and 91,589 bbls of oil, as compared to total natural gas and oil production for nine months ending September 30, 2012, which consisted of 308,797 Mcf of natural gas and 88,804 bbls of oil.

Our average sales price received for natural gas increased to $5.37 per Mcf for the nine months ending September 30, 2013 from $5.28 per Mcf for the same period in 2012. Our average sales price received for oil increased to $96.59 per bbl for the nine months ending September 30, 2013 from $94.36 per bbl for the same period in 2012.

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

Costs and Expenses. Total costs and expenses (excluding depreciation and depletion) increased $2,080 thousand to $6,329 thousand for the nine months ending September 30, 2013 from $4,249 thousand for the same period in 2012, due generally to increased drilling and production expenses.  Lease operating expenses increased $990 thousand to $3,053 thousand for the nine months ending September 30, 2013 from $2,063 thousand for the same period in 2012, due primarily to increased production activity.  General and administrative expenses increased $728 thousand to $2,356 thousand for the nine month period ending September 30, 2013 from $1,628 thousand for the same period in 2012, due primarily to fees charged in connection with increased staffing due to greater drilling activity. Depletion, depreciation and amortization expense increased to $4,027 thousand for the nine month period ending September 30, 2013 from $3,542 thousand for the same period in 2012, due primarily to increased depletion expenses associated with new property acquisitions.

Net Income. Net income was $(415) thousand, or $(0.03) per diluted common share, for the nine month period ending September 30, 2013 as compared to $(14,314) thousand, or $(1.21) per diluted common share, for the same period in 2012. The increase in net income was attributable primarily to the $15,273 thousand deferred tax liability in 2012 which resulted from a revaluation of various properties upon the transition into a c-corporation from an LLC.

Liquidity and Capital Resources

During the nine months ended September 30, 2013 compared to the same period in 2012, net cash flow provided by operating activities increased by $125 thousand to $4,255 thousand. This increase was primarily attributable increased oil and gas revenue from additional drilling.

Our current assets were $4,413 thousand on September 30, 2013. Cash on hand comprised approximately $1,865 thousand, of which there is nothing in restricted cash accounts. This compared to $1,037 thousand at December 31, 2012. Accounts payable increased from $3,114 thousand at December 31, 2012 to $4,674 thousand at September 30, 2013.

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

Our primary sources of liquidity are cash provided by operating activities, our revolving bank facility, a subordinated credit facility, sales of non-core properties and access to capital markets. Our access to capital markets is currently limited due to due diligence issues relating to an ongoing lawsuit, styled Henry v. Imbruce, in Connecticut State Court in Stamford Connecticut, a dispute which involves the control and ownership of over 80% of our common stock shares and two competing claims to be the authorized general partner of three limited partnerships that own approximately 77% of our common stock shares.  Further information about this lawsuit is included in Note 10 to our Financial Statements herein.

As stated below, there is a dispute as to who is the general partner of Giddings Oil & Gas LP, Hunton Energy Partners LP and Asym Energy Fund III LP, three related partnerships that combined own more than 77% of our common stock shares We will be hindered in raising equity or convertible debt capital while two competing parties claim to be the authorized general partners of Giddings Oil & Gas LP, Hunton Energy Partners LP and Asym Energy Fund III LP. The exact amount of capital spending for 2013 will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2012:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
			(in thousands)
Contractual obligations:
Principal debt payments	$4,026	$18	$3,979	$29	$—
Office lease	278	126	152	—	—

Total	$4,304	$144	$4,131	$29	$—

Bank Credit Facility

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016.  As of September 30, 2013, our borrowing base was $13.0 million.  The current borrowing base is $17.0 million. The outstanding borrowings bear interest at a rate that is currently based on the prime plus 0.0% with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  We have currently borrowed approximately $11.7 million on the credit facility.

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

As of September 30, 2013, we have not drawn against the SOSventures, LLC credit facility.

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

Liquidity and Capital Resources

 Sources and Uses of Funds

Cash flow from operations is a significant source of liquidity. We generate our operating cash flow from oil and natural gas, which are generally attributable to working interests owned and held directly by us in wells on producing oil and gas properties (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil) and carried working interests in such wells (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as overriding royalty interests and reversionary interests (which may generate additional monthly revenue and cash flow to the extent such wells produce natural gas and oil).

Cash and cash equivalents totaled $1,865 thousand at September 30, 2013, compared to $1,037 thousand at December 31, 2012.  Cash provided by operating activities was $4,255 thousand for the nine month period ending September 30, 2013, compared to $4,130 thousand for the same period in 2012.

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

Net cash provided by financing activities was $7,319 thousand for the nine month period ending September 30, 2013, compared to $1,966 thousand for the same period in 2012. These financing activities primarily reflect borrowing on our bank facility.

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

As of September 30, 2013, we had a working capital deficit of $1,573 thousand, which consisted of $4,413 thousand of current assets offset by $5,986 thousand of current liabilities. Current assets as of September 30, 2013 included cash of $1,865 thousand and accounts receivable of $2,189 thousand. Current liabilities as of September 30, 2013 included accounts payable and accrued liabilities of $4,674 thousand and revenue payable of $787 thousand.

 Our current credit facility is with Independent Bank (See Exhibits 10.5.1 through 10.5.14).  The $100 million secured facility has a current borrowing base of $13 million as of September 30, 2013, matures in 2016, and has a prime plus 0.0% interest rate with a 4.0% floor.  We currently have approximately $11.7 million drawn on the facility.  On October 23, 2013, the Company entered into a first amendment on its senior credit facility with Independent Bank, amending the original credit agreement dated June 27, 2013.  The amended terms provide for an increase in availability under the facility to $17,000,000.

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

Goodwill

            At September 30, 2013 and December 31, 2012 the Company had goodwill of $960 thousand.

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

“Monetization” Agreement between Asym Capital II LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, and SOSventures, LLC regarding Starboard Resources, Inc.

Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP collectively are record owners of 9,635,000 of common stock shares or 77.94% of our common stock.  This portion of our equity is subject to an agreement dated January 20, 2012, attached as Exhibit 4.2, between Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC.  If the 550,000 common stock shares interplead by the Company are included, that agreement could cover 10,185,000 of our common stock shares or 82.39% of our common stock.  The Agreement provides that upon “monetization” of the Starboard Resources equity, that Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP shall be “dissolved” and their “affairs wound up.”  According to the agreement:

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

While the Company views the ownership by the partnerships of Starboard common stock shares eligible for sale by the partnerships under the Securities Act of 1933 through this Form S-1 Registration Statement as making the “monetization” agreement effective, the Company cannot provide assurances that the limited partners of the Partnerships would take the same view and would not contest the dissolution of the partnerships.  One issue that may arise is that this Agreement was entered into by Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC acting as general partners of the partnerships.  As stated below, counsel for limited partners maintains these business entities were subsequently removed as general partners and thus are not be in position to fulfill the terms of the Monetization Agreement on their own. Moreover, the Company is not a signatory to the “monetization” agreement.

If the partnerships are dissolved through the “monetization” agreement, then our common stock shares would be distributed to the partnerships’ partners. We refer you to the partnerships’ limited partner ownership tables on pages 7-8 of this Prospectus for a presentation of the limited partners’ sharing percentages before dilution to the general partners’ interests and possible common stock ownership upon the dissolution of the partnerships.  Such a distribution would lead to a change of voting control of the Company.

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

Control over Giddings Oil & Gas LP, Asym Capital III, LP and Hunton Energy Partners, LP

On May 8, 2013, counsel for the limited partners of Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP in the Henry et al., v. Imbruce et al., informed the Company that “87.5% of the limited partners of the three limited partnerships have removed Gregory Imbruce and/or his affiliates as general partner of said partnerships. In addition, the limited partners have appointed Chuck (Charles) Henry as the replacement general partner.”   We have also become aware of a letter from counsel for Gregory Imbruce and his affiliates to counsel for the limited partners dated April 6, 2013 denying the effectiveness of the removal notice.

Giddings Oil & Gas LP, Asym Energy Fund III, LP and Hunton Oil Partners LP own 77.94% of our common stock shares.  Charles S. Henry, III is a Company director.  The dispute over control of these partnerships will have a material impact on our shareholder voting and our corporate governance and presents the Company with substantial risk that we may have a disputed shareholder vote.

Consent requirements for material Company actions before we obtain an exchange listing

We have yet to apply for a listing on a national securities exchange.  Under Section 6 of the put option waiver agreement attached as Exhibit 4.3, until such time as we obtain a listing on a national securities exchange, we are required to obtain the consent of the Longview Marquis Master Fund, L.P., LMIF Investments, LLC and SMF Investments, LLC to take any of the following actions:

a.
consummate a sale of the equity securities of the Company to the extent that the valuation of all equity securities of the Company at the time of such sale is more than thirty percent (30%) below the then present value of the Company’s estimated proved future oil and gas net revenues calculated at an annual discount rate of ten percent (10%);

b.	issue, or authorize the issuance of, any class of equity security that is not identical to the class of equity securities held by the Summerline Parties;

c.
issue any equity securities without providing preemptive rights to Longview Marquis Master Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC and Summerline Capital Partners, LLC as will enable them to maintain, post-issuance, their percentage equity ownership of the Company owned pre-issuance;

d.	amend, modify or waive any provision of the Company’s certificate of incorporation or bylaws; or

e.	sell all or substantially all of the assets of the Company or its subsidiaries

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a Smaller Reporting Company as defined by SEC Rules 405 and 12b-2 and is not required to disclose the information required by Regulation S-K, Item 305 pursuant to the Smaller Reporting Company exemption in Regulation S-K, Item 305(e).

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2013, the Company was not obligated to be a reporting company pursuant to Section required to file periodic or current reports with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934.  However, the Company must assess its disclosure controls and procedures in connection with its presentation of its information for the three months ending September 30, 2013 as presented in this Form 10-Q.  The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.  Based on their evaluation the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that these procedures were effective as of September 30, 2013, to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  In making this assessment, management was guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subject to the above, the Company’s internal control over financial reporting are effective as of the end of the reporting period ended September 30, 2013.

Part II—Other Information

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

The Company agreed to preliminary injunctive relief as to the physical delivery of our common stock shares to Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC and Gregory Imbruce and said order has been entered.  The Company has also recognized the “Going Public Delay Fee” as a liability on its financial statements as of September 30, 2013 in the amount of $775,830 as part of the “accounts payable and accrued liabilities” stated on its balance sheet.  Consequently, the “Going Public Delay Fee” claim is fully recognized.

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

Consequently, the following limited partners, alone or acting as a group, may possibly own 5% or more of the Company’s Common Stock before dilution of their interest in the partnerships to the general partner’s partnership interest upon dissolution of the partnerships:

Name of Limited Partner in Partnership	Equivalent Undiluted Common Stock Shares	Equivalent Undiluted Common Stock Ownership Percentage
SOSventures, LLC	4,734,385	38.296845%
Estate of William Mahoney	1,224,933	9.908586%
Sean O'Sullivan Revocable Living Trust	651,754	5.272097%
Bradford Robert Higgins IRA	267,528	2.164061%

Possible shareholder group composed of SOSventures, LLC, Sean O’Sullivan Revocable Living Trust Group and Bradford Robert Higgins IRA	5,653,667	45.733002%

The dilution to the general partners’ interests for these listed shareholders may be based on a formula related to the valuation of the partnerships’ assets.  Almost all the partnerships’ assets are our common stock shares.

The partnership agreements appear to provide that after the return of capital contributed by the limited partners, partnership distributions flow 80% to the limited partners and 20% to the general partner for Giddings Oil and Gas LP and Asym Energy Fund III LP.  For Hunton Oil Partners LP the partnership agreement appears to provide that after the return of partnership capital contributed by the limited partners, distributions flow at least 70% to the limited partners and up to 30% to the general partner.

However, the plaintiffs in the Henry v. Imbruce litigation claim, among other things, that the general partners acted as unregistered investment advisers thus voiding their claims to compensation under Connecticut law.

Accordingly, the actual dilution of the limited partners to the general partners’ interest will depend on the course of the   Henry v. Imbruce   litigation and the agreed or court-determined valuation of the Company.

Thus, the resolution of this lawsuit may lead to a significant change of our common stock ownership structure and could lead to new shareholders seeking to assert control over the Company.

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

Starboard Resources, Inc.
(Registrant)

Date: November 13, 2013	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Eric J. Alfuth
Chief Financial Officer

Date: November 13, 2013	By:	/s/ N. Kim Vo
Controller
(Chief Accounting Officer)

EXHIBITS

Exhibit No.		Description

3.1.1	**	Certificate of Incorporation

3.1.2	**	Certificate of Conversion

3.2.1	**	Post-Effective Bylaws

3.2.2	**	Pre-Effective Bylaws

3.2.3	**	Starboard Resources Amended and Restated Operating Agreement dated January 20, 2012

4.1	**
Securities Purchase and Exchange Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated June 10, 2011.

4.2	**	Agreement between ASYM Capital III, LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC regarding Starboard Resources, LLC dated January 20, 2012

4.3	**
Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated July 20, 2012 (Relating to Waiver of Put Option)

10.1	**	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and Michael Pawelek.

10.2	**	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and Edward Shaw.

10.3	**	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and N. Kim Vo.

10.4	**	Participation Agreement with Husky Ventures, LLC.

10.5.01	*	Credit Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as borrower and Independent Bank as lender.

10.5.02	*	Security Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as debtor and Independent Bank as secured party.

10.5.03	*
Mortgage, Deed of Trust, Security Agreement, Fixture Filing and Financing Statement for Texas oil and gas properties from Starboard Resources, Inc., Mortgagor, to John E. Davis, Trustee, and Independent Bank, mortgagee.

10.5.04	*	Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012.

10.5.05	*	Certificate of Ownership Interests – Starboard Resources, Inc. dated June 27, 2013.

10.5.06	*	Omnibus Certificate – Starboard Resources, Inc. dated June 27, 2013.

10.5.07	*	Guaranty dated June 27, 2013 from Impetro Operating, LLC

Exhibit No.		Description

10.5.08	*	Security Agreement dated June 27, 2013 between Impetro Operating, LLC and Independent Bank

10.5.09	*	Omnibus Certificate – Impetro Operating, LLC dated June 27, 2013.

10.5.10	*	Waiver of Operator’s Lien – Impetro Operating, LLC dated June 27, 2013

10.5.11	*	Guaranty dated June 27, 2013 from Impetro Resources, LLC

10.5.12	*	Security Agreement dated June 27, 2013 between Impetro Resources, LLC and Independent Bank

10.5.13	*	Omnibus Certificate – Impetro Resources, LLC dated June 27, 2013.

10.5.14	*	Note dated June 27, 2013 – Starboard Resources, Inc.

10.6.1	*	Credit Agreement dated July 24, 2013 between Starboard Resources, Inc. and SOSventures, LLC.

10.6.2	*	Intercreditor Agreement dated July 24, 2013 between Independent Bank, and SOSventures LLC.

10.7.1	*	Sunoco – Texon LP Crude Purchase Agreement

10.7.2	*	Sunoco – Texon LP Crude Purchase Agreement Amendment

10.8	*	DCP Midstream, LP Gas Purchase Agreement

21	**	List of subsidiaries.

23.1	***	Consent of Rothstein Kass

23.2	***	Consent of Forrest A. Garb & Associates, Inc., independent petroleum engineers.

31.1	***	Certification of Chief Executive Officer

31.2	***	Certification of Chief Financial Officer

32.1	***	Section 1350 Certification

99.1.1	**
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

99.1.2	**	Answer of Starboard Resources, Inc. dated August 14, 2012 in Henry et al v. Imbruce et al.

99.1.3	**	Starboard Resources, Inc. Bill of Interpleader dated August 8, 2012

99.1.4	**	Stipulation and Order dated August 9, 2012 in Henry et al v. Imbruce et al.

Exhibit No.		Description

99.2	**	Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.

99.3	**	Reserve Report as of January 1, 2012 from Forrest Garb & Associates, Inc.

99.4	*	Supplement to Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.

99.5	*	Supplement to Reserve Report as of January 1, 2012 from Forrest Garb & Associates, Inc.

99.6	****	Impetro Resources, LLC and Subsidiary Consolidated Financial Statement and Report of Independent Public Accounting Firm – December 31, 2010

*	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10/A filed July 26, 2013.
**	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10 filed June 7, 2013.
***	Filed herewith.
****	Filed as a corresponding numbered exhibit with Starboard Resources, Inc. Form S-1/A filed October 25, 2013.

Exhibit No.	Description

101	XBRL Filings
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Document