Form 10-K
period 2013-12-31
Starboard Resources, Inc.
filed 2014-03-31
CIK 1554970

UNITED STATES SECURITIES AND EXCHANGE COMMISSSION
Washington D.C.  20549

FORM 10-K
(Mark One)
      ☑           ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the Fiscal Year Ended December 31, 2013

OR

      ☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number 333-191139

STARBOARD RESOURCES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	45-5634053 (IRS Employer Identification No.)

300 E. Sonterra Blvd., Suite 1220 San Antonio, Texas 78258 (Address of principal executive offices)	(210) 999-5400 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None _________________________________
Securities registered pursuant to Section 12(g) of the Act

Title of each class Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Yes ☐  No ☑

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑  No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

The Company’s stock has not traded, consequently it has no aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which Registrant’s common stock shares was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 18, 2014, 12,362,336 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K

		PAGE
	PART I
		3
Item 1.	Description of Business	16
Item 1A.	Risk Factors	34
Item 2.	Description of Property	42
Item 3.	Legal Proceedings

	PART II
		42
Item 5.	Market for Common Equity and Related Stockholder Matters	43
Item 6.	Selected Financial Data	44
Item 7.	Management’s Discussion and Analysis or Plan of Operations	42
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements	56

	Part III

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	57
Item 10.	Directors, Executive Officers and Corporate Governance	58
Item 11.	Executive Compensation	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters	68
Item 13.	Certain Relationships and Related Transactions	70
Item 14.	Principal Accountant Fees and Services	71

	PART IV

Item 15.	Exhibits and Reports on Form 8-K	71

	Signatures	78

	Certifications

	Financial Statements	F-1

PART I

Item 1.  Description of Business.

Forward-Looking Statements

This annual report includes forward-looking statements in numerous places, including Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to, any statements regarding business strategy, estimated current and future net reserves and present values of such reserves, drilling and completion of wells including our identified locations, financial strategy, budget projections, operating results, marketing and realized prices for oil, natural gas and natural gas liquids, timing and amount of future production of oil and natural gas, availability and cost of drilling and production equipment, availability and cost of oilfield labor, the amount, nature and timing of capital expenditures, including future development costs, our ability to fund our 2014 capital expenditure budget, availability and terms of capital, development results from our identified drilling locations, property acquisitions, property development and operating costs, general economic conditions, the commodity price environment, the effectiveness and extent of our risk management activities, our insurance coverage, estimates of future potential impairments, environmental liabilities, technology, counterparty credit risk, government regulation of and tax treatment for the oil and gas industry, non-historical plans, objectives, expectations and intentions contained in this report, future revenues, future costs and expenses, earnings, earnings per share, margins, cash flows, liquidity and dividends. Important factors which may affect the actual results include, but are not limited to, the resolution of the litigation involving Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP, political developments, market and economic conditions, changes in raw material, transportation and energy costs, inflation, industry competition, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, cost of services, service and equipment providers and the ability to execute and realize the expected benefits from strategic initiatives, including revenue and reserve growth plans, mergers and acquisitions and their integration, changes in financial markets and changing legislation and regulations, including changes in tax law or tax regulations and other risks described in our “Risk Factors” section commencing on page 16 of this Report.

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

Should one or more of the risks or uncertainties described in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All forward-looking statements in this report are expressly qualified by the statements in this section to reflect events or circumstances after the date of this report. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

 Our Company

We are an independent exploration and production company focused on the operation, acquisition, development and production of both conventional and unconventional onshore oil and natural gas resources. We operate and target oil production and reserves that offer low-risk development opportunities within multiple formations utilizing horizontal drilling and multi-fracture completion technology.  Starboard was formed in Delaware in June, 2011 as a limited liability company through the contribution and restructuring of ImPetro Resources LLC, and oil and gas assets owned by Hunton Oil Partners LP, Giddings Oil and Gas LP and ASYM Energy Fund III LP.  It converted to a Delaware corporation on June 28, 2012.

We produce from operated oil and natural gas wells in the liquids rich, oil bearing window of the Eagle Ford trend of South Texas and the nearby oil-prone Giddings field where in combination we control approximately 14,000 net acres (approximately 16,000 gross acres).  We also have material non-operated working interests in producing properties and conventional prospects located throughout Logan and McClain counties in Oklahoma which account for 4,700 net acres (23,360 gross acres).  The combined estimated reserve base and net production are each over 70% oil-weighted.

As of March 21, 2014, the Company has 97 (88.578 net) company operated wells and participates in 8 (1.3835 net) non-operated wells.  103 of these wells are oil wells and 2 are gas wells.

At January 1, 2014, based on the reserves estimate by our independent reservoir engineers, we had 5,091 MBOE of estimated proved reserves with a PV-10 of $131.6 million. At January 1, 2014, 17% of our estimated proved reserves were proved developed reserves and 72% of our estimated proved reserves were oil and condensate. We grew our average daily production 12% from 518 BOE per day at year-end 2012 to 579 BOE per day at year-end 2013.

PV-10 estimated proved reserves is a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K and is defined on page 36 of this report. Reconciliation to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows) is found in the table on page 36 of this report.  We believe that PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies.

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

The Exchange Agreement required Giddings, Hunton and ASYM III to exchange substantially all of their assets and liabilities for 7,550,000 common shares of Starboard and required Starboard to perform a private placement of common shares at a price of at least $10.00 per share and receive net proceeds of at least $5,350,000 before placement costs. Through the private placement, Starboard issued 535,000 common shares at $10 per share, or $4,900,000 net of capital placement costs of $450,000, in June 2011.  Additionally, as of the Roll-up Date, Giddings, Hunton and ASYM III (collectively the “Common Controlled Entities”) were deemed to be under common control through ASYM Energy Investments, LLC, which served as the management company for the Common Controlled Entities.

The Exchange Agreement also required ImPetro and Operating to exchange all of its member units for 3,570,000 common shares of Starboard and $1,150,000 of cash, which was distributed directly to the members of ImPetro.  Additionally, Longview, Summerview and Giddings agreed to the cancellation of working interest participation rights and $11,000,000 in principal notes, of which $4,500,000 was held by Giddings as of the Roll-up Date.  We converted to a Delaware corporation on June 28, 2012.

            Under the Securities Purchase and Exchange Agreement dated June 10, 2011, if the Company failed to go public by reverse merger with a public company or through obtaining an effective Form 10 registration statement under the Securities Exchange Act of 1934, shareholders affiliated with Summerline Asset Management, LLC may elect to sell the company all of its shareholder interest in exchange for cash of approximately $12.52 per share.  Our 2011 Financial Statements recorded this put option liability as of December 31, 2011 at $18,400,000.

On July 20, 2012, we obtained a waiver of our put option liability under the Securities Purchase and Exchange Agreement dated June 10, 2011 from Longview Marquis Master Fund, L.P., Summerview Marquis Master Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC and Summerline Capital Partners, LLC in exchange for the issuance of a total of 707,336 in shares of the Company’s common stock and a cash payment of accrued going public delay fees of $166,668.49.  The waiver agreement also provides certain of these contractual parties with veto rights over certain material Company actions.  These material transactions include:

1)
Selling equity securities in the Company to the extent that the valuation of all equity securities of the Company at the time of such sale is more than thirty percent below the then present value of the Company’s estimated proved future oil and gas net revenue calculated at an annual discount rate of ten percent;

2)	Issuing, or authorize the issuance of any class of security that is not identical to our common stock held by the parties to the put option waiver agreement;
3)	Issuing any equity securities (other than employment compensation shares, as defined) without granting pre-emptive rights to the parties to the put option waiver agreement;
4)	Amending, modifying or waiving the certificate of incorporation or bylaws; and
5)	Selling all or substantially all of the Company’s assets or its subsidiaries’ assets.

The veto rights expire upon our obtaining an effective exchange listing. The put option waiver agreement is attached as Exhibit 4.3.

On August 6, 2013 we became a reporting company upon effectiveness of our Form 10 registration statement.  We obtained a declaration of effectiveness from the U.S. Securities and Exchange Commission of Form S-1 Registration Statement relating to our outstanding common stock shares on November 12, 2013.  We filed a post-effective amendment to said registration statement on March 20, 2014.

General Corporate Information

       Our principal executive offices are located at 300 E. Sonterra Blvd, Suite 1220, San Antonio, TX  78258, and our telephone number at that address is (210) 999-5400.  Additional information can be found on our website:  www.starboardresources.com.  Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this report.

Employees

As of December 31, 2013, we had 13 full time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

Our Business Strategy

Our goal is to increase stockholder value by building reserves, production and cash flows at an attractive return on invested capital while continuing to drill out exiting reserve base. We seek to achieve our goals through the following strategies:

●
Develop non-producing properties (“PDNPs”) and proven undeveloped reserves (“PUDs”) in core areas located in Texas and Oklahoma.   We have established core acreage positions in Texas and Oklahoma where we have built up a drilling inventory of PUD locations throughout oil-rich plays. The majority of our 2014 capital expenditure budget will be used to finance the development and production of these locations. Since the majority of our acreage is held by production, we have the flexibility to develop our acreage in a disciplined manner in order to maximize the resource recovery from the assets. We believe the economics for development and production of our acreage is attractive at current commodity prices.

●
Continue to build scale.  We believe our management team’s familiarity with our key operating areas, experience with unique and distressed transactions, and a broad contact base across both operators and financial players enable us to identify high-return acquisition opportunities at attractive prices. We will tend to focus on distressed or capital starved properties with near term, high potential development drilling opportunities where we are able to utilize the operating and financial background of our management team to uncover and exploit more off-the-run acquisitions.  The targeted distressed deals are likely to include undercapitalized lease owners, energy lending institutions, and distressed equity sponsors.

●
Maintain our financial discipline in terms of exploration and production activities. As an operator, we leverage advanced technologies and integrate the knowledge, judgment and experience of our management and technical teams. We believe our team demonstrates financial discipline that is achieved by our approach to evaluating and analyzing prospects, along with prior drilling and completion results, before allocating capital. This discipline is reflected in the improvements our team has attained on reducing overall unit costs. When we are not the operator, we proactively engage with the operators in an effort to ensure similar financial discipline. Additionally, we conduct our own internal geological and engineering studies on these prospects and provide input on the drilling, completion and operation of many of these non-operated wells pursuant to our agreements and relationships with the operators. Through these methods and practices, we believe we are well-positioned to control the expenses and timing of development and exploitation of our properties.

Material Contracts

We have material contracts, including participation agreements and contracts relating to the formation of the Company.  These contracts are included as Exhibits 4.1 through 4.3 and 10.1 through 10.7.2.

Securities Purchase and Exchange Agreement and Going Public Delay Fee – Put Option and Going Public Delay Fee

We entered a “Securities Purchase and Exchange Agreement” dated June 10, 2011, with Longview Marquis Master Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC (collectively “Summerline”) attached as Exhibit 4.1.  The Agreement says that the Company shall use its reasonable best efforts to reverse-merge with a public shell company or obtain an effective registration statement under the Securities Exchange Act of 1934 within 90 days of the date of that agreement (September 8, 2011).  We did not successfully complete the reverse-merger or effective registration statement.  Moreover, the Securities Purchase and Exchange Agreement also provided the Summerline parties with a put option if we failed “to use . . . . commercially reasonable efforts” to consummate the reverse merger or effective registration statement by December 10, 2011.  Our audited financial statements dated December 31, 2011, value this put option liability at $18,400,000.   This put option liability hindered the Company’s ability to obtain bank financing on reasonable terms.

            On July 20, 2012, the Company and Longview Marquis Master Fund, L.P., Summerview Marquis Master Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC and Summerline Capital Partners, LLC agreed to waive the Company’s put option liability from the Securities Purchase and Exchange Agreement in exchange for the issuance of a total of 707,336 in shares of the Company’s common stock and a cash payment of accrued going public delay fees of $166,668.49.  The going public delay fee was not waived on a going forward basis.  After the issuance of these referenced shares, Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC and Summerline Capital Partners, LLC collectively own 17.6127% of the Company’s common stock shares.  The waiver agreement is attached as Exhibit 4.3.

            The agreement further provided that until the Company either engaged in the reverse merger or obtained an effective Form 10 registration statement, the Company was subject to a going public delay fee.  Under Section 8(d) of the Securities Purchase and Exchange Agreement the Company shall pay or accrue a “going public delay fee” of $60,715 per month if it did not effect a public company reverse merger or effective registration statement under the Securities Exchange Act of 1934 by December 10, 2011.

This Going Public Delay Fee ceased accruing on August 6, 2013 thus saving the Company $728,580 on an annual basis.  The Company has recognized the “Going Public Delay Fee” as a liability on its audited Consolidated Statement of Operations for the year ending December 31, 2013 in the amount of $425,005 and on the Balance Sheet dated December 31, 2013 as part of the “accounts payable and accrued liabilities” in the amount of $738,104.

Distribution of Common Stock Shares Owned by Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP to Limited Partners in the Partnerships.

Before February 25, 2014 Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP collectively were the record owners of 9,635,000 of common stock shares or 77.94% of our common stock.  This portion of our equity was subject to an agreement dated January 20, 2012, attached as Exhibit 4.2, between Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC.  If the 550,000 common stock shares then-interpleaded by the Company are included, that agreement covered 10,185,000 of our common stock shares or 82.39% of our common stock.  The Agreement provides that upon “monetization” of the Starboard Resources equity, that Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP shall be “dissolved” and their “affairs wound up.”  According to the agreement:

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

On February 21, 2014, the Company delivered common stock share stock certificates relating to 9,635,000 of our common stock shares held by the Partnerships to the Partnerships in accord with the terms of the “Monetization Agreement.”  The sale of these securities was registered pursuant to the Company’s Form S-1/A declared effective on November 12, 2013.

Pursuant to instructions, the Company’s transfer agent cancelled the 9,635,000 shares on February 24, 2014 and made a distribution of these common stock shares to the beneficial owners of the Partnerships. The Company then timely filed a Form 8-K on February 27, 2014 relating to the change of control from such distribution.

After said distribution, the transfer agent reissued 927,933 common stock shares to Giddings Oil & Gas LP, 540,860 common stock shares to Asym Energy Fund III LP and 172,098 common stock shares to Hunton Oil Partners LP.  On March 17, 2014 the Company received instructions to hold these certificates in its own name.  On March 18, 2014, the Company interpleaded these common stock shares into the same Connecticut lawsuit in which it had previously interpleaded 550,000 common stock shares through an amended interpleader action.  This increased the number of interpleaded common stock shares from 550,000 to 2,190,891.  As part of the interpleader the Company disclaimed a beneficial interest in these common stock shares. The interpleaded common stock shares now amount to 17.72% of the Company’s outstanding common stock.

Senior Secured Credit Facility with Independent Bank

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our estimated oil and natural gas reserves. The credit facility matures on June 1, 2016.  The current borrowing base is $21 million. The outstanding borrowings bear interest at a rate that is currently based on the prime plus 0.0% with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  At December 31, 2013 we has borrowed $12,435,610 on the credit facility.

 The credit facility is secured by our assets, including the oil and gas assets, and is guaranteed by our subsidiaries.  We are also required to limit our commodity hedges to collars with no more than 75% of our projected monthly oil and gas production from our estimated proved developed producing reserves. Finally, we may not pay dividends to stockholders without the consent of Independent Bank.

            The credit facility requires us to maintain certain financial ratios.  First, each quarter we must maintain an interest coverage ratio of 3:1 so that our consolidated net income, adjusted for interest expense, depreciation, depletion and amortization expenses less tax expenses and dividends/stock buybacks (“EBITDAX”) is greater than 3 times our interest expense under the credit facility.  Second, we must maintain a debt to EBITDAX ratio of less than 3.5:1 at the end of each fiscal quarter. Third, we must maintain a current ratio of at greater than 1:1 at the end of each fiscal quarter, meaning that our consolidated current assets (including the unused amount of the credit facility and excluding non-cash assets under ASC 410 and 815) must be greater than our consolidated current liabilities (excluding non-cash obligations under ASC 410 and 815 and current portion of the note under the credit facility.)

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

We also have additional affirmative and restrictive covenants. The credit agreement and related documents are attached as Exhibits 10.5.1 through 10.5.14.

Subordinated Credit Facility with SOSventures, LLC

On July 25, 2013 we entered into an amended credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter.  The loan under this Agreement will be secured by a second lien on the Company’s assets.  The credit agreement and the related intercreditor agreement are attached as Exhibits 10.6.1 and 10.6.2.  At December 31, 2013 there was nothing borrowed on the facility.

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

The credit agreement prevents us from incurring indebtedness to banks or lenders, other than Independent Bank, without the consent of SOSventures, LLC.  It also prevents us from incurring most contingent obligations or liens (other than to Independent Bank).  It also restricts our ability to pay dividends, issue options and warrants and repurchase our common stock shares.  The limitation on options and warrants does not apply to equity compensation plans.

Hedging Activities

Our current hedge position consists of a mix of costless collars and put options. Up to July 31, 2014, we have hedged 3,540 bbls of crude oil per month using a combination of a 2,040 bbl / month $73 - $99 WTI costless collar and 1,500 bbl / month with $82 WTI put option.  For August 1, 2014 to December 31, 2014, we hedged 3,550 bbl / month with an $82 WTI put option.  For January 1, 2015 to October 31, 2015, we hedged 2,200 bbl / month with a $77 WTI put option.  These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. In addition, these arrangements may limit the benefit to us of increases in the price of oil. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.

Emerging Growth Company

We are an “Emerging Growth Company” under the Jumpstart our Business Startups Act (JOBS Act) which was signed into law by President Obama in April 2012.  This means that we have lesser SEC-reporting company requirements than we would otherwise have.  Specifically, Emerging Growth Companies are subject to the following lower reporting requirements:

●	No requirement for an independent auditor attestation as to the effectiveness of our internal controls;
●	No requirement to present more than two years of audited financial statements;
●	No requirement to discuss our financial performance or to present supplemental financial information for periods more than two years previous;
●	Any future possible periodic auditor rotation requirements will not apply to us;
●
Our executive compensation disclosure will comply with the provisions applicable to smaller reporting companies, that is companies with less than $75 million in market capital, rather than other companies of comparable size to us;

●	No requirement that we seek an advisory vote from shareholders as to the approval of our executive compensation (say-on-pay);
●	No requirement that we seek a shareholder vote determining the frequency of shareholder advisory votes on executive compensation (say-on-pay vote frequency);
●	No requirement for shareholder approval of golden parachutes for our officers and directors in mergers or change-of-control transactions;
●	Research reports about us by a broker or dealer will not be part of our registration statement, even if the broker or dealer is participating in underwriting or selling our securities;
●
Our management or agents may communicate orally and in writing with qualified institutional buyers or institutional accredited investors who are prospective investors in our initial public offering (IPO) before or after our registration statement becomes effective (provided such communications are supplemented with the delivery of our prospectus); and

●
Brokers and dealers involved with offering and selling our securities may publish research reports relating to our company at any time after our IPO and within any restrictive period on the sale of securities by our holders after the IPO.

            We will lose the above-described exemptions from our reporting and shareholder approval obligations when we cease to be an Emerging Growth Company.  We will cease to be an Emerging Growth Company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues.  We will also immediately cease to be an Emerging Growth Company if the market value of our common stock held by non-affiliates exceeds $700 million or upon our issuing $1 billion or more in non-convertible debt in a three year period.  Finally, we may choose to opt-out of the emerging growth company status at any time.  If we opt out of emerging growth company status we may not opt back in.

No Delayed Adoption of New or Revised Accounting Standards under the Jumpstart our Business Startups Act (JOBS ACT)

The JOBS Act provides that we have the option of deferring compliance with new or revised accounting standard until such date as companies that do not file periodic reports with the SEC are required to comply with the new or revised accounting standard.  We have elected not to use this provision and intend to implement new or revised accounting standards applicable to reporting issuers when such implementation is required of other reporting issuers.  This election is irrevocable.

Recent Developments

Recent Oil and Gas Activities

Since December 31, 2013, the Company has drilled or is presently drilling seven wells (1.3 net wells).  In Brazos County, Texas, the Company had drilled and completed one well (0.5 net well).  The Company’s recent operations in Oklahoma include the drilling and completion of two wells (0.4 net wells), and the drilling of an additional four wells (0.4 net wells).  Further, we have made an acquisition as described in Item 9B below.

Change of Control removal of risk of “bad actor” disqualification under SEC Rule 506(d).

As stated herein in the section on pages 9-10 entitled “Distribution of Common Stock Shares Owned by Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP to Limited Partners in the Partnerships; Filing of Amended Interpleader; and Removal of SEC Rule 506(d) Bad Actor Disqualification.” the Company underwent a change of control in February 2014 through the distribution of shares held by Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP to their limited partners. Thus, we no longer have a majority shareholder.  Further, this distribution of shares has the ancillary effect of removing the potential for a final order in a Connecticut Department of Banking action against the partnerships and others being a disqualifying event under SEC Rule 506(d) and preventing the Company from engaging in private placements of securities under SEC Rule 506.  This Connecticut administrative action is further described on page 60 of this report.

Lawsuit Relating to 17.72% of Our Common Stock Shares

We have interpleaded 2,190,891 common stock shares or approximately 17.72% of our common stock shares into Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause No. FST-CV12-6015112-S.  These are the residual common stock shares that belonged to Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Energy Partners LP. after the distribution of the partnerships’ shares.

Additionally, in a related case in Connecticut Superior Court there is ongoing litigation and an arbitration.  The lawsuit is styled  Charles Henry III, Ahmed Ammar, John P. Vaile as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, LLC, Bradford Higgins, William Mahoney, Robert J. Conrads, Edward M. Conrads, William F. Pettinati, Jr. individually and derivatively on behalf of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP v. Gregory Imbruce, Giddings Investments LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC, Starboard Resources, Inc., Glenrose Holdings LLC and Asym Energy Investments LLC.  This lawsuit was originally filed on July 18, 2012.  The Plaintiffs allege fiduciary duty breaches, conversion, civil theft, violations of Connecticut Unfair Trade Practices Act, unjust enrichment, common law fraud, negligence, fraudulent conveyance and civil conspiracy and seek damages, injunctive relief, a constructive trust and an accounting.  These allegations focus on the issuance of 550,000 Starboard Resources LLC Units to “Giddings Investments, LLC.”  The allegations claim that this issuance was derived from the conversion of participation rights in Company wells that belong to Giddings Oil & Gas LP.  The lawsuit makes several other claims of breaches of duties by Defendants in connection with Defendants or their affiliates serving as general partners of Giddings Oil & Gas LP, Asym Energy Fund III LP, and Hunton Oil Partners LP.  Defendants deny the allegations.

Finally, on March 18, 2014, Gregory Imbruce, Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar, LLC, Asym Capital III LLC, Glenrose Holdings, LLC and Asym Energy Investment LLC filed a claim through the American Arbitration Association against Charles S. Henry, III, John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otierno, SOSventures LLC, Bradford Higgins, William Mahoney, Edwards M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP and named other limited partners in the partnerships as relief defendants.  Claimants seek remedies for (i) breach  of limited partnership agreements; (ii) breach of implied covenant of good faith and fair dealing; (iii) violations of the Connecticut Unfair Trade Practices Act (SOSventures, LLC only); (iv) conversion of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (v) theft of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (vi) unjust enrichment; (vii) violations of the Delaware Uniform Limited Partnership Act (Charles S. Henry III only); (viii) breach of fiduciary duty (Charles S. Henry III only); and (ix) defamation  and violation of confidentiality duty (SOSventures, LLC only).   The claimants seek declaratory and injunctive relief as to who has authority to act as general partner of the partnerships, constructive trust on our common stock shares previously distributed to limited partners in the partnerships and damages.

The above-described litigation may lead to a material reallocation or change of control of up to 17.72% of our common stock shares.  Such new shareholders may vote for a new slate of directors and may lead to a significant change of our common stock ownership structure.  Finally, tying up 17.72% of our common stock shares in litigation will likely have a materially negative effect on our trading liquidity should we obtain an exchange listing or an over-the-counter quotation.

Distribution of Common Stock Shares Owned by Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP to Limited Partners in the Partnerships; Filing of Amended Interpleader; and Removal of SEC Rule 506(d) Bad Actor Disqualification.

Before February 25, 2014 Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP collectively were the record owners of 9,635,000 of common stock shares or 77.94% of our common stock.  This portion of our equity was subject to an agreement dated January 20, 2012, attached as Exhibit 4.2, between Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC.  If the 550,000 common stock shares then-interpleaded by the Company are included, that agreement covered 10,185,000 of our common stock shares or 82.39% of our common stock.  The Agreement provides that upon “monetization” of the Starboard Resources equity, that Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP shall be “dissolved” and their “affairs wound up.”  According to the agreement:

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

On February 21, 2014, the Company delivered common stock share stock certificates relating to 9,635,000 of our common stock shares held by the Partnerships to the Partnerships in accord with the terms of the “Monetization Agreement.”  The sale of these securities was registered pursuant to the Company’s Form S-1/A declared effective on November 12, 2013.

Pursuant to instructions, the Company’s transfer agent cancelled the 9,635,000 shares on February 24, 2014 and made a distribution of these common stock shares to the beneficial owners of the Partnerships. The Company then timely filed a Form 8-K on February 27, 2014 relating to the change of control from such distribution.

After said distribution, the transfer agent reissued 927,933 common stock shares to Giddings Oil & Gas LP, 540,860 common stock shares to Asym Energy Fund III LP and 172,098 common stock shares to Hunton Oil Partners LP.  On March 17, 2014 the Company received instructions to hold these certificates in its own name.  On March 18, 2014, the Company interpleaded these common stock shares into the same Connecticut lawsuit in which it had previously interpleaded 550,000 common stock shares through an amended interpleader action.  This increased the number of interpleaded common stock shares from 550,000 to 2,190,891.  As part of the interpleader the Company disclaimed a beneficial interest in these common stock shares. The interpleaded common stock shares now amount to 17.72% of the Company’s outstanding common stock.

The distribution also removed a potential “bad actor” disqualification from the Company under SEC Rule 506(d).  On December 17, 2013, the Connecticut Banking Commissioner issued an Order to Cease and Desist, Notice of Intent to Fine and Notice of Right to Hearing against Gregory Imbruce, Hunton Oil Partners LP, Hunton Oil Genpar LLC, Giddings Oil & Gas LP, Giddings Genpar LLC, Asym Energy Fund III LP and Asym Capital III LP in Docket No. CF-13-8064-8 (“Order”).  The Order included findings of violations of the anti-fraud provisions of the Connecticut Securities Act against our then-shareholders, Giddings Oil & Gas LP, Asym Energy Fund III, LP and Hunton Oil Partners, LP.  At that time those partnerships collectively owned more than 77% of our common stock shares.  Thus, the Company was at risk of being subject to the bad actor disqualification provisions for private offerings in SEC Rule 506(d) because this ownership percentage exceeded the 20% voting securities threshold in SEC Rule 506(d).  As stated in its Forms 8-K dated December 19, 2013 and December 27, 2013, the Company sought a waiver of the bad actor disqualification from the Connecticut Banking Commissioner, but was denied because the Order was not yet a final order. After the above-described distribution and interpleader, the partnerships’ potential interest in the Company is reduced to no more than 17.72% of our common stock shares.  This drops the Company below the 20% voting securities threshold in Rule 506(d) and the Company will no longer be subject to the SEC Rule 506(d) bad actor disqualification based on the regulatory action against the partnerships.

 Management’s Experience with Horizontal Drilling

The Company intends to engage in directional drilling, which includes horizontal drilling, to develop our proven undeveloped reserves, particularly in our Eagle Ford Shale play acreage.  Both our CEO, Michael Pawelek, and our Chief Operating Officer, Edward Shaw, have been engaged in in directional drilling and operating wells in our target areas since 1999.  Further, the Company’s Vice-President of Operations, Thomas Saunders, has extensive directional drilling experience.  Mr. Saunders has 32 years of domestic and international drilling experience, including 27 years of direct supervisory drilling, workover, construction, and production operations experience. Mr. Saunders’ past experience has been with Tenneco, Arco, Anadarko, and BP. He received a BS degree in Petroleum Engineering from Texas A&M University.  Combined Mr. Pawelek, Mr. Shaw and Mr. Saunders have been involved in drilling over 200 directional/horizontal wells.

Present Activities

Since December 31, 2013, the Company has drilled or is presently drilling seven wells (1.3 net wells).  In Brazos County, Texas, the Company had drilled and completed one well (0.5 net well).  The Company’s recent operations in Oklahoma include the drilling and completion of two wells (0.4 net wells) and the drilling of an additional four wells (0.4 net wells).

Delivery Commitments

 The Company is not currently committed to providing a fixed and determinable quantity of oil or gas under any existing contract.

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

22013:
Oil	Shell	3%
	Sunoco	62%
	EDF Trading	35%

Gas	DCP Midstream, LP	22%
	Superior	73%
	ETC	5%

2012:
Oil	Sunoco Inc.	96%

Gas	DCP Midstream, LP	35%
	Superior Pipeline	64%

Because alternate purchasers of oil are readily available, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results. Our agreement with Sunoco, Inc. provides that our oil will be sold at the posted prices for West Texas intermediate crude oil for the calendar month, deemed 40.0 API gravity, plus the average of Argus’s P-Plus for the trading month, less a downward adjustment depending on property of $2.51 – $4.80 per barrel with one property in Bastrop County having a $7.00 adjustment.

The DCP Midstream, LP gas purchase contract for our Texas properties states that the residue gas value will be the price per MMBtu published by Insider F.E.R.C.’s Gas Market Report on its first publication of the delivery month for “Prices of Spot Gas Delivered to Pipelines” for the Houston Ship Chanel less than $0.15 per MMBTU.  NGL net value is determined by an average of the daily high/low spot price for (i) ethane in E-P mix, (ii) non-TET propane, (iii) non-TET isobutene, (iv) non-TET normal butane, and (v) non-TET natural gasoline (pentanes and heaver) during the month as reported for Mont Belvieu, Texas by the Oil Price Information Service less a transportation, fractionation and storage fee of $0.06 per gallon, with the fee subject to inflation adjustments based on seasonally adjusted inflation statistics.  Further, the contract provides for the payment of the following percentages of the net value of the residue gas:

Month’s Average MCF/Day for all gas delivered under Contract	Applicable Percentage of Residue Gas and NGLs
Greater than 1,500	92%
1,000 – 1,500	90%
751 – 1,000	88%
400 - 750	86%
Less than 400	84%

If the Company delivers less than 300 Mcf per month at any delivery point, it will be charged a low volume fee of $200.00 per month.

Superior Pipeline is the purchaser of the natural gas from our non-operated properties in Oklahoma.  We are not directly contracted with Superior Pipeline and production purchase decisions are determined by the Operator.

 Competition

We encounter competition from other oil and natural gas companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Many of our competitors are large, well-established companies that have been engaged in the oil and natural gas business for much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. Our ability to explore for oil and natural gas reserves and to acquire additional properties in the future will be dependent upon our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. We believe that our technological expertise, our exploration, land, drilling and production capabilities and the experience of our management generally enable us to compete effectively.

Marketing

Our production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field-posted prices plus a bonus and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as distance from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply and demand conditions.

Our marketing objective is to receive the highest possible wellhead price for our product. We are aided by the presence of multiple outlets near our production in Texas and Oklahoma. We take an active role in determining the available pipeline alternatives for each property based on historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.

Regulation of the Oil and Natural Gas Industry

Regulation of Transportation and Sale of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission (“FERC”) regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Interstate oil pipeline rates are typically set based on a cost of service methodology (“Cost-Based Rates”); however, they may also be set based on the competitive market (“Market-Based Rates”) or by agreement between the pipeline and its shippers (“Settlement Rates”). Some oil pipeline rates may be increased pursuant to an index methodology, whereby the pipeline may increase its rates up to a ceiling set by reference to the Producer Price Index for Finished Goods (unless the rate increase is shown to be substantially in excess of the actual cost increases incurred by the pipeline). Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Transportation and Sale of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

             FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers. The interstate pipelines’ traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas. Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Additional proposals and proceedings that might affect the natural gas industry are pending before the FERC and the courts. The natural gas industry historically has been very heavily regulated. Therefore, we cannot provide any assurance that the less stringent regulatory approach recently established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states on shore and in state waters. Although its policy is still in flux, FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of getting natural gas to point of sale locations.

Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

Regulation of Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.  The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Matters and Other Regulation

General

Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

●	require the acquisition of various permits before drilling commences;
●	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;
●	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
●	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on our operating costs.  The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Waste Handling

The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are not currently regulated under RCRA or state hazardous waste provisions though our operations may produce waste that do not fall within this exemption. However, these oil and gas production wastes may be regulated as solid waste under state law or RCRA. It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

Comprehensive Environmental Response, Compensation, and Liability Act

The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the Superfund Law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

In the course of our operations, we generate wastes that may fall within CERCLA’s definition of hazardous substances. Further, we currently own, lease or operate properties that have been used for oil and natural gas exploration and production for many years. Hazardous substances or petroleum may have been released on, at or under the properties owned, leased or operated by us, or on, at or under other locations, including off-site locations, where such hazardous substances or other wastes have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose handling, treatment and disposal of hazardous substances, petroleum, or other materials or wastes were not under our control. These properties and the substances or materials disposed or released on, at or under them may be subject to CERCLA, RCRA or analogous or other state laws. Under such laws, we could be required to remove previously disposed substances and wastes or released petroleum, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances into waters of the United States or state waters. Under these laws, the discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The Oil Pollution Act of 1990, or OPA, which amends and augments the Clean Water Act, establishes strict liability for owners and operators of facilities that are the site of a release of oil into waters of the United States. In addition, OPA and regulations promulgated pursuant thereto impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. OPA also requires certain oil and natural gas operators to develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance.

 Air Emissions

The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. Oil and gas operations may in certain circumstances and locations be subject to permits and restrictions under these statutes for emissions of air pollutants, including volatile organic compounds, nitrous oxides, and hydrogen sulfide.

Climate Change

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes, the EPA had adopted regulations under existing provisions of the federal Clean Air Act that would require a reduction in emissions of greenhouse gases, from motor vehicles and, also, could trigger permit review for greenhouse gas emissions from certain stationary sources. The EPA has asserted that the motor vehicle greenhouse gas emission standards triggered Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. The EPA published its final rule to address the permitting of greenhouse gas emissions from stationary sources under the PSD and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to reduce those emissions according to “best available control technology” standards for greenhouse gases that have yet to be developed. With regards to the monitoring and reporting of greenhouse gases, on November 30, 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule published in October 2009 to include onshore oil and natural gas production activities, which may include certain of our operations. In addition, both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases, and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The adoption and implementation of any legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic event; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.

Endangered Species, Wetlands and Damages to Natural Resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration or production or seek damages to species, habitat, or natural resources resulting from filling or construction or releases of oil, wastes, hazardous substances or other regulated materials.

OSHA and Other Laws and Regulations

We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state statutes. The OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and similar state statutes require that we organize and/or disclose information about hazardous materials stored, used or produced in our operations.

 Private Lawsuits

In addition to claims arising under state and federal statutes, where a release or spill of hazardous substances, oil and gas or oil and gas wastes have occurred, private parties or landowners may bring lawsuits against oil and gas companies under state law. The plaintiffs may seek property damages, personal injury damages, remediation costs or injunctions to require remediation or restoration of contaminated property, soil, groundwater or surface water. In some cases, oil and gas operations are located near populated areas and emissions or accidental releases could affect the surrounding properties and population.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market for Our Common Stock

Our common stock is not currently traded.  We have no market price.  Further, we have paid no dividends and do not anticipate paying dividends in the near future.  We intend to file for an application for a listing with Nasdaq Capital Markets, Inc.  We provide no assurance that such a listing will be obtained.

We have not paid any cash dividends to date, and have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors, certain limitations imposed under Delaware corporation law and the consent of our lenders pursuant to the terms of our credit facilities. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Item 1A.  RISK FACTORS

An investment in our common stock is subject to numerous risks, including those listed below and described elsewhere in this report. You should carefully consider these risks, along with the information provided elsewhere in this report before investing in the common stock. You could lose all or part of your investment in the common stock.

We have an operating loss.

We reported a net operating loss of $51,258 in the year ending December 31, 2013.  If we incur substantial operating expenses for our oil and natural gas exploration and development activities, we may continue to not be profitable.

We have substantial capital requirements that, if not met, may hinder operations.

We have and expect to continue to have substantial capital needs as a result of our active exploration, development, and acquisition programs. We expect that additional external financing will be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under our credit facilities may not be available in the future. Without additional capital resources, we may be forced to limit or defer our planned oil and natural gas exploration and development program and this will adversely affect the recoverability and ultimate value of our oil and natural gas properties, in turn negatively affecting our business, financial condition, and results of operations.

Our shareholder base is currently not stable because we have interpleaded 17.72% of our common stock into a Connecticut Court.

Approximately 17.72% of our common stock shares were interpleaded into Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause No. FST-CV12-6015112-S.  These are the residual common stock shares that belonged to Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Energy Partners LP. after the distribution of the partnerships shares.

Additionally, in a related case in Connecticut Superior Court there is ongoing litigation and an arbitration.  The lawsuit is styled  Charles Henry III, Ahmed Ammar, John P. Vaile as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, LLC, Bradford Higgins, William Mahoney, Robert J. Conrads, Edward M. Conrads, William F. Pettinati, Jr. individually and derivatively on behalf of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP v. Gregory Imbruce, Giddings Investments LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC, Starboard Resources, Inc., Glenrose Holdings LLC and Asym Energy Investments LLC.  This lawsuit was originally filed on July 18, 2012.  The Plaintiffs allege fiduciary duty breaches, conversion, civil theft, violations of Connecticut Unfair Trade Practices Act, unjust enrichment, common law fraud, negligence, fraudulent conveyance and civil conspiracy and seek damages, injunctive relief, a constructive trust and an accounting.  These allegations focus on the issuance of 550,000 Starboard Resources LLC Units to “Giddings Investments, LLC.”  The allegations claim that this issuance was derived from the conversion of participation rights in Company wells that belong to Giddings Oil & Gas LP.  The lawsuit makes several other claims of breaches of duties by Defendants in connection with Defendants or their affiliates serving as general partners of Giddings Oil & Gas LP, Asym Energy Fund III LP, and Hunton Oil Partners LP.  Defendants deny the allegations.

Finally, On March 18, 2014, Gregory Imbruce, Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar, LLC, Asym Capital III LLC, Glenrose Holdings, LLC and Asym Energy Investment LLC filed a claim through the American Arbitration Association against Charles S. Henry, III, John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otierno, SOSventures LLC, Bradford Higgins, William Mahoney, Edwards M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP and named other limited partners in the partnerships as relief defendants.  Claimants seek remedies for (i) breach  of limited partnership agreements; (ii) breach of implied covenant of good faith and fair dealing; (iii) violations of the Connecticut Unfair Trade Practices Act (SOSventures, LLC only); (iv) conversion of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (v) theft of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (vi) unjust enrichment; (vii) violations of the Delaware Uniform Limited Partnership Act (Charles S. Henry III only); (viii) breach of fiduciary duty (Charles S. Henry III only); and (ix) defamation  and violation of confidentiality duty (SOSventures, LLC only).   The claimants seek declaratory and injunctive relief as to who has authority to act as general partner of the partnerships, constructive trust on our common stock shares previously distributed to limited partners in the partnerships and damages.

The above-described litigation may lead to a material reallocation or change of control of up to 17.72% of our common stock shares.  Such new shareholders may vote for a new slate of directors and may lead to a significant change of our common stock ownership structure.  Finally, tying up 17.72% of our common stock shares in litigation will likely have a materially negative effect on our trading liquidity should we obtain an exchange listing or an over-the-counter quotation.

Our success is dependent on the prices of oil and natural gas.  Low oil or natural gas prices and the substantial volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.

The prices we receive for our oil and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors. These factors include the following:

●	worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;
●	the prices and availability of competitors’ supplies of oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;
●	the price and quantity of foreign imports;
●	the impact of U.S. dollar exchange rates on oil and natural gas prices;
●	domestic and foreign governmental regulations and taxes;
●	speculative trading of oil and natural gas futures contracts;
●	the availability, proximity and capacity of gathering and transportation systems for natural gas;
●	the availability of refining capacity;
●	the prices and availability of alternative fuel sources;
●	weather conditions and natural disasters;
●	political conditions in or affecting oil and natural gas producing regions, including the Middle East and South America;
●	the continued threat of terrorism and the impact of military action and civil unrest;
●	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;
●	the level of global oil and natural gas inventories and exploration and production activity;
●	the impact of energy conservation efforts;
●	technological advances affecting energy consumption; and
●	overall worldwide economic conditions.

Lower oil and natural gas prices will reduce our cash flows, borrowing ability and the present value of our estimated reserves.  Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to expiration of our leases or a decline in our oil and natural gas reserves. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically and may affect our estimated proved reserves.  The present value of future net revenues from our estimated proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.

Drilling for oil and natural gas is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.

Our success will depend on the success of our drilling program. Most of our prospects have completed evaluations. Other prospects are in various stages of evaluation, ranging from prospects that are ready to drill to prospects that will require substantial additional seismic data processing and interpretation and other types of technical geological evaluation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

The budgeted costs of planning, drilling, completing and operating wells are often exceeded and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. Before a well is spud, we may incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons, or is drilled at all.  Exploration wells endure a much greater risk of loss than development wells. The analogies we draw from available data from other wells, more fully explored locations or producing fields may not be applicable to our drilling locations.  If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our drilling plans accordingly. Drilling for oil and natural gas involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing, and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors beyond our control, including:

●	unexpected or adverse drilling conditions;
●	elevated pressure or irregularities in geologic formations;
●	equipment failures or accidents;
●	adverse weather conditions;
●	compliance with governmental requirements; and
●	shortages or delays in the availability of drilling rigs, crews, and equipment.

            If we decide to drill a certain location, there is a risk that no commercially productive oil or natural gas reservoirs will be found or produced. We may drill or participate in new wells that are not productive.  We may drill wells that are productive, but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. A productive well may become uneconomic if water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. Our overall drilling success rate or our drilling success rate for activity within a particular project area may decline. Unsuccessful drilling activities could result in a significant decline in our production and revenues and materially harm our operations and financial condition by reducing our available cash and resources. There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover exploration, drilling or completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production and reserves from the well or abandonment of the well.

Because of the risks and uncertainties of our business, our future performance in exploration and drilling may not be comparable to our historical performance.

We are subject to contingencies arising from interpretations of federal and state laws and regulations affecting the oil and gas industry.

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

We depend on successful exploration, development and acquisitions to maintain reserves and revenue in the future.

In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent that we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future oil and natural gas production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. Additionally, the business of exploring for, developing, or acquiring reserves is capital intensive. Recovery in our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves would be impaired. In addition, we are dependent on finding partners for our exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we will be adversely affected.

Our development and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures with the sale of our equity in 2011, a 2012 credit facility from Mutual of Omaha Bank (now replaced), a 2012 loan and 2013 credit agreement from SOSventures LLC and a 2013 credit agreement from Independent Bank.  Our credit facility with Independent Bank has a current borrowing base of $21 million.  Currently we have borrowed approximately $18,768,280 under the Independent Bank credit facility.

            In the near term, we intend to finance our capital expenditures with cash flow from operations and borrowings under our credit agreements or subordinated loans. Our cash flow from operations and access to capital are subject to a number of variables, including:

●	our estimated proved oil and natural gas reserves;
●	the amount of oil and natural gas we produce from existing wells;
●	the prices at which we sell our production;
●	the costs of developing and producing our oil and natural gas reserves;
●	our ability to acquire, locate and produce new reserves;
●	the ability and willingness of banks to lend to us; and
●	our ability to access the equity and debt capital markets.

We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2014 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.

If we are unable to fund our capital requirements, we may be required to curtail our operations relating to the exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our oil and natural gas reserves, or may be otherwise unable to implement our development plan, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations. In addition, a delay in or the failure to complete proposed or future infrastructure projects could delay or eliminate potential efficiencies and related cost savings.

Our level of indebtedness may increase and reduce our financial flexibility.

In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be used to service our indebtedness;
●	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
●	the covenants contained in the agreements governing our outstanding indebtedness will limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;
●
a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore, may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;

●	our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
●
a high level of debt may make it more likely that a reduction in our borrowing base following a periodic redetermination could require us to repay a portion of our then-outstanding bank borrowings; and

●	a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

Our credit facilities contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our credit facilities contain restrictive covenants that limit our ability to, among other things:

●	incur additional indebtedness;
●	create additional liens;
●	sell assets;
●	merge or consolidate with another entity;
●	pay dividends or make other distributions;
●	engage in transactions with affiliates; and
●	enter into certain swap agreements.

In addition, our credit facilities require us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

If we are unable to comply with the restrictions and covenants in our credit facilities, there could be an event of default under the terms of our credit facilities, which could result in an acceleration of repayment.

Our credit facilities with Independent Bank and SOSventures, LLC includes covenants and restrictions that, among other things, require us to maintain title to and not encumber the collateral assets, maintain certain financial ratios and not borrow further funds or pay dividends without lenders’ consents. If we are unable to comply with the restrictions and covenants in our revolving credit facilities with Independent Bank and SOSventures, LLC, there could be an event of default under the terms of our credit facilities. Our ability to comply with these restrictions and covenants, including meeting the financial ratios and tests under our revolving credit facilities, may be affected by events beyond our control. As a result, we cannot assure that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests. In the event of a default under our revolving credit facilities, the lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our revolving credit facilities or obtain needed waivers on satisfactory terms.

Our borrowings under our Independent Bank revolving credit facility expose us to interest rate risk.

Our earnings are exposed to interest rate risk associated with borrowings under our Independent Bank revolving credit facility, which bear interest at a rate elected by us that is based on the prime rate plus 0.0% with a minimum floor of 4.00% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. As of March 24, 2014, the weighted average interest rate on outstanding borrowings under our revolving credit facility was 4.00%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

 Any significant reduction in our borrowing base under our credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.

Under our Independent Bank credit facility, which currently provides for a $21 million borrowing base, we are subject to semi-annual and other elective collateral borrowing base redeterminations based on our estimated oil and natural gas reserves. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow.

 Proposed tax and other legislation may materially impact our financial performance.

On April 16, 2013, the Obama Administration released its 2014 Budget Proposal.  The Budget Proposal seeks to eliminate “tax expenditures” for the expensing of oil and gas exploration and development costs and for allowing the use of percentage over cost depletion.  The Budget Proposal claims that eliminating tax expenditures for oil, gas and coal will save $44 billion over ten years.  Targeted tax changes include: (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain United States production activities and (iv) the increase in the amortization period for geological and geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States. Similar provisions may be considered by Congress.  Any of these tax changes could have a material impact on the Company’s financial performance.

The Obama Administration also has urged Congress to consider an energy bill with a cap-and-trade program to restrict carbon pollution and a requirement that utilities buy more electricity from renewable sources.  Such proposed legislation may also include environmental and tax proposals that may affect oil and gas investments.

We may have accidents, equipment failures or mechanical problems while drilling or completing wells or in production activities, which could adversely affect our business.

While we are drilling and completing wells or involved in production activities, we may have accidents or experience equipment failures or mechanical problems in a well that cause us to be unable to drill and complete the well or to continue to produce the well according to our plans. We may also damage a potentially hydrocarbon-bearing formation during drilling and completion operations. Such incidents may result in a reduction of our production and reserves from the well or in abandonment of the well.

Our estimated reserves are based on many assumptions that may prove inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

No one can measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves which could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our shareholders.

In order to prepare our estimates, we must project production rates and the timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Although the reserve information contained herein is reviewed by independent reserve engineers, estimates of oil and natural gas reserves are inherently imprecise.

Further, the present value of future net cash flows from our proved reserves may not be the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average oil and gas index prices, calculated as the un-weighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties.

Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in Accounting Standards Codification (“ASC“) 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

A substantial percentage of our proved reserves consist of undeveloped reserves.

As of January 1, 2014, approximately 84% of our proved reserves were classified as estimated proved undeveloped reserves. These reserves may not ultimately be developed or produced. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may have a material adverse effect on our results of operations.

 Our operational risk is concentrated due to our reliance on a small number of wells, operators and oil and gas purchasers.

We have concentrated operational risks both in terms of our producing oil and gas properties, the operators we use and in the purchasers of our oil and gas production.  An operational failure by an operator, the decline of production from a property and the termination of a contractual agreement with an operator or purchaser would have a material negative impact on the Company.  For the year ended December 31, 2013, revenues from the Company’s 101 producing wells ranged from approximately 0.01% to 8.21% of total revenues and for the year ended December 31, 2012, revenues from the Company’s 88 producing wells ranged from approximately .02% to 19.20% of total revenues.  These wells are all located in the southern region of Texas and central Oklahoma, with the Texas wells operated by the Company and the Oklahoma wells operated by one outside operator.

For the year ended December 31, 2013, the oil and natural gas produced by the Company is sold and marketed to six purchasers. Oil sales to two purchasers accounted for 97% of the oil sales, one purchaser accounted for approximately 62% and the other purchaser accounted for approximately 35%. Natural gas sales to two purchasers accounted for 95% of the natural gas sales, one purchaser accounted for approximately 73% and the other purchaser accounted for approximately 22%. Natural gas liquid sales to one purchaser accounted for 100% of the natural gas liquids sales. Accordingly, the Company’s entire trade receivable balance at December 31, 2013 was comprised of amounts due from its six purchasers.

Low oil and natural gas prices may diminish the quantity and value of our estimated proven undeveloped reserves.

Under SEC requirements estimated proved reserves need to be economically producible. If the price of oil or natural gas falls to a point where certain properties cost more to develop and operate than the revenue they generate, such properties might no longer be deemed to be economically producible.  SEC rules would require that such properties be removed from the estimated proved reserves in the Company’s financial statements. Such reclassifications would negatively impact on the Company’s balance sheet. Any write-down would constitute a non-cash charge to earnings and could have a material adverse effect on our results of operations for the periods in which such charges are taken.  Once incurred, a write-down of our oil and natural gas properties is not reversible at a later date.  Further, this removal of estimated proved reserves may have cascading effects on the Company’s current ratio calculations in its credit facilities. The Company may be required to obtain and pledge different collateral or bring in more assets to cure prospective defaults under its credit facilities.

Seismic studies do not guarantee that hydrocarbons are present or, if present, will produce in economic quantities.

We may use seismic studies to assist us with assessing prospective drilling opportunities on our properties, as well as on properties that we may acquire. Such seismic studies are merely an interpretive tool and do not necessarily guarantee that hydrocarbons are present or if present will produce in economic quantities.

 Our business is difficult to evaluate because we have a limited operating history.

Starboard Resources LLC was formed in June 2011, and was converted into a C corporation in June 2012. Consequently, we do not have a lengthy operating history.  Our business systems have not been tested by adversity.  While our management has experience with other oil and gas companies as stated below, we have little experience with our current business infrastructure.  As a result, we may have a higher operational risk than an oil and gas company that has operated for many years.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance.  We were formed in June 2011 and, as a result, we have limited financial and operating information available.  We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. We may not be successful in implementing our business strategies or in completing the development of the infrastructure necessary to conduct our business as planned.  In the event that our development plan is not completed or is delayed, our operating results will be adversely affected and our operations will differ materially from the activities described in this report.  As a result of industry factors or factors relating specifically to us, we may have to change our methods of conducting business, which may cause a material adverse effect on our results of operations and financial condition.

 We may experience difficulty in achieving and managing future growth.

Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including, but not limited to:

●	our ability to evaluate properties;
●	our ability to obtain leases or options on properties which we have evaluated;
●	our ability to acquire additional data on other prospects;
●	our ability to identify and acquire new exploratory prospects;
●	our ability to develop existing prospects;
●	our ability to continue to retain and attract skilled personnel;
●	our ability to maintain or enter into new relationships with project partners and independent contractors;
●	the results of our drilling program;
●	hydrocarbon prices; and
●	our access to capital.

We may not be successful in upgrading our technical, operations, and administrative resources or in increasing our ability to internally provide certain of the services currently provided by outside sources, and we may not be able to maintain or enter into new relationships with project partners and independent contractors. Our inability to achieve or manage growth may adversely affect our financial condition and results of operations.

We will not be the operator on all of our drilling locations, and, therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated assets.

We expect that we will not be the operator on 29.7% of our net acreage as of December 31, 2013. As we carry out our exploration and development programs, we may enter into arrangements with respect to existing or future drilling locations that result in a greater proportion of our locations being operated by others.  As a result, we may have limited ability to exercise influence over the operations of the drilling locations operated by our partners.  Dependence on the operator could prevent us from realizing our target returns for those locations.  The success and timing of exploration and development activities operated by our partners will depend on a number of factors that will be largely outside of our control, including:

●	the timing and amount of capital expenditures;
●	the operator’s expertise and financial resources;
●	approval of other participants in drilling wells;
●	selection of technology; and
●	the rate of production of reserves, if any

This limited ability to exercise control over the operations of some of our drilling locations may cause a material adverse effect on our results of operations and financial condition.

A component of our growth may come through acquisitions, and our failure to identify or complete future acquisitions successfully could reduce our earnings and hamper our growth.

We may be unable to identify properties for acquisition or to make acquisitions on terms that we consider economically acceptable.  There is intense competition for acquisition opportunities in our industry.  Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.  The completion and pursuit of acquisitions may be dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals.  Our ability to grow through acquisitions will require us to continue to invest in operations, financial and management information systems and to attract, retain, motivate and effectively manage our employees.  The inability to manage the integration of acquisitions effectively could reduce our focus on subsequent acquisitions and current operations, and could negatively impact our results of operations and growth potential.  Our financial position, results of operations and cash flows may fluctuate significantly from period to period, as a result of the completion of significant acquisitions during particular periods.  If we are not successful in identifying or acquiring any material property interests, our earnings could be reduced and our growth could be restricted.

 We may engage in bidding and negotiating to complete successful acquisitions.  We may be required to alter or increase substantially our capitalization to finance these acquisitions through the use of cash on hand, the issuance of debt or equity securities, the sale of production payments, the sale of nonstrategic assets, the borrowing of funds or otherwise.  If we were to proceed with one or more acquisitions involving the issuance of our common stock, our shareholders would suffer dilution of their interests.  Furthermore, our decision to acquire properties that are substantially different in operating or geologic characteristics or geographic locations from areas with which our staff is familiar may impact our productivity in such areas.

We may purchase oil and natural gas properties with liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations.

Before acquiring oil and natural gas properties, we estimate the reserves, future oil and natural gas prices, operating costs, potential environmental liabilities and other factors relating to the properties.  However, our review involves many assumptions and estimates, and their accuracy is inherently uncertain.  As a result, we may not discover all existing or potential problems associated with the properties we buy.  We may not become sufficiently familiar with the properties to assess fully their deficiencies and capabilities.  We do not generally perform inspections on every well or property, and we may not be able to observe mechanical and environmental problems even when we conduct an inspection.  The seller may not be willing or financially able to give us contractual protection against any identified problems, and we may decide to assume environmental and other liabilities in connection with properties we acquire.  If we acquire properties with risks or liabilities we did not know about or that we did not assess correctly, our financial condition, results of operations and cash flows could be adversely affected as we settle claims and incur cleanup costs related to these liabilities.

The marketability of our production is dependent upon oil and natural gas gathering and transportation facilities owned and operated by third parties, and the unavailability of satisfactory oil and natural gas transportation arrangements would have a material adverse effect on our revenue.

The unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay production from our wells.  The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for, and supply of, oil and natural gas and the proximity of estimated reserves to pipelines and terminal facilities.  Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties.  Our failure to obtain these services on acceptable terms could materially harm our business.  We may be required to shut-in wells for lack of a market or because of inadequacy or unavailability of pipeline or gathering system capacity.  If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market. Furthermore, if we were required to shut-in wells we might also be obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases.  The disruption of third party facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products.  These third parties control when or if such facilities are restored and what prices will be charged.  Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

Hedging transactions or the lack thereof, may limit our potential gains and could result in financial losses.

To manage our exposure to price risk, from time to time, we may enter into hedging arrangements, using including “costless collars,” with respect to a portion of our future production. A costless collar provides us with downside price protection through the purchase of a put option which is financed through the sale of a call option. Because the call option proceeds are used to offset the cost of the put option, this arrangement is initially “costless” to us. The goal of these and other hedges is to lock in a range of prices so as to mitigate price volatility and increase the predictability of cash flows. These transactions limit our potential gains if oil or natural gas prices rise above the maximum price established by the call option and may offer protection if prices fall below the minimum price established by the put option only to the extent of the volumes then hedged.

In addition, hedging transactions may expose us to the risk of financial loss in certain other circumstances, including instances in which our production is less than expected or the counterparties to our put and call option contracts fail to perform under the contracts.

Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the contracts. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform under contracts with us. Even if we do accurately predict sudden changes, our ability to mitigate that risk may be limited depending upon market conditions.

            Furthermore, there may be times when we have not hedged our production when, in retrospect, it would have been advisable to do so. Decisions as to whether and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil and gas prices, and we may not always employ the optimal hedging strategy. We may employ hedging strategies in the future that differ from those that we have used in the past, and neither the continued application of our current strategies nor our use of different hedging strategies may be successful.

On April 27, 2012, the SEC and the CFTC issued final rules defining “Swap Dealer,” “Security-Based Swap Dealer,” “Major Swap Participant,” “Major Security-Based Swap Participant” and “Eligible Contract Participant.”  These definitions have end-user exceptions.  To the extent that the Company uses swaps to hedge its risks, it will attempt to comply with the end-user and size exceptions from these definitions.  If the Company is unsuccessful in qualifying for such exceptions in any swap transaction, it may be required to maintain substantial financial reserves relating to its swap transactions and may be required to register with the SEC or CFTC as a swap dealer or participant.

Unless we replace our oil and natural gas estimated reserves, our estimated reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

Unless we conduct successful development, exploitation and exploration activities or acquire properties containing estimated proved reserves, our estimated proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our estimated future oil and natural gas reserves and production, and therefore our cash flows and income, are highly dependent on our success in efficiently developing and exploiting our current estimated reserves and economically finding or acquiring additional estimated recoverable reserves. We may not be able to develop, exploit, find or acquire additional reserves to replace our current and future production at acceptable costs. If we are unable to replace our current and future production, the value of our estimated reserves will decrease, and our business, financial condition and results of operations would be adversely affected.

The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our exploration and development plans within our budget and on a timely basis.

 Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of estimated reserves to pipelines and terminal facilities. Our ability to market our production depends, in substantial part, on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third-parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells due to lack of a market or inadequacy or unavailability of crude oil or natural gas pipelines or gathering system capacity. If our production becomes shut-in for any of these or other reasons, we would be unable to realize revenue from those wells until other arrangements were made to deliver the products to market.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations. Additionally, we may not be insured for, or our insurance may be inadequate to protect us against, these risks.

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

●	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
●	abnormally pressured formations;
●	mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;
●	personal injuries and death; and
●	natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us as a result of:

●	injury or loss of life;
●	damage to and destruction of property, natural resources and equipment;
●	pollution and other environmental damage;
●	regulatory investigations and penalties;
●	suspension of our operations; and
●	repair and remediation costs.

We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Drilling locations that we decide to drill may not yield oil or natural gas in commercially viable quantities.

We describe some of our drilling locations and our plans to explore those drilling locations in this report. Our drilling locations are in various stages of evaluation, ranging from a location which is ready to drill to a location that will require substantial additional interpretation. There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations or producing fields will be applicable to our drilling locations. In sum, the cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive.

We are subject to government regulation and liability, including complex environmental laws, which could require significant expenditures.

The exploration, development, production and sale of oil and natural gas in the United States are subject to many federal, state and local laws, rules and regulations, including complex environmental laws and regulations. Matters subject to regulation include discharge permits, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation or environmental matters and health and safety criteria addressing worker protection. Under these laws and regulations, we may be required to make large expenditures that could materially adversely affect our financial condition, results of operations and cash flows. These expenditures could include payments for:

●	personal injuries;
●	property damage;
●	containment and cleanup of oil and other spills;
●	the management and disposal of hazardous materials;
●	remediation and cleanup costs; and
●	other environmental damages.

We do not believe that full insurance coverage for all potential damages is available at a reasonable cost. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties, injunctive relief and/or the imposition of investigatory or other remedial obligations. Laws, rules and regulations protecting the environment have changed frequently and the changes often include increasingly stringent requirements. These laws, rules and regulations may impose liability on us for environmental damage and disposal of hazardous materials even if we were not negligent or at fault. We may also be found to be liable for the conduct of others or for acts that complied with applicable laws, rules or regulations at the time we performed those acts. These laws, rules and regulations are interpreted and enforced by numerous federal and state agencies. In addition, private parties, including the owners of properties upon which our wells are drilled or the owners of properties adjacent to or in close proximity to those properties may also pursue legal actions against us based on alleged non-compliance with certain of these laws, rules and regulations.

Governmental regulation and liability for environmental matters may adversely affect our business, financial condition and results of operations.

All our operations and participations are onshore in the United States.  Oil and natural gas operations are subject to various federal, state, and local government regulations that may change from time to time. Matters subject to regulation include:

●	well locations;
●	drilling and completion operations and methods;
●	production amounts limited to below capacity;
●	price controls;
●	surface use and restoration;
●	fluid and waste discharge from drilling operations;
●	plugging and abandonment of wells (including the posting of bonds);
●	well spacing;
●	unitization and pooling of properties;
●	taxation,
●	marketing, transporting and reporting production;
●	valuation and payment of royalties’
●	air emissions;
●	groundwater use and protection;
●	the construction and operation of underground injection wells to dispose of produced saltwater and other non-hazardous oilfield wastes; and
●	the construction and operation of surface pits to contain drilling muds and other non-hazardous fluids associated with drilling operations.

Federal, state and local laws may require us to remove or remediate previously disposed wastes, including wastes disposed of or released by us or prior owners or operators in accordance with current laws or otherwise, to suspend or cease operations at contaminated areas, or to perform remedial well plugging operations or response actions to reduce the risk of future contamination. Federal laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and analogous state laws impose joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered responsible for releases of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and persons that disposed of or arranged for the disposal of hazardous substances at the site. CERCLA and analogous state laws also authorize the U.S. Environmental Protection Agency (EPA), state environmental agencies and, in some cases, third parties to take action to prevent or respond to threats to human health or the environment and to seek to recover from responsible classes of persons the costs of such actions.  Other environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances such as oil and natural gas related products. As a result, we may incur substantial liabilities to third parties or governmental entities and may be required to incur substantial remediation costs.

Federal, state, and local laws and regulations relating primarily to the protection of human health and the environment apply to the development, production, handling, storage, transportation, and disposal of oil and natural gas, by-products thereof, and other substances and materials produced or used in connection with oil and natural gas operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. We also are subject to changing and extensive tax laws, the effects of which cannot be predicted. Compliance with existing, new, or modified laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

 Various state governments and regional organizations comprising state governments are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as our equipment and operations. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the natural gas and oil that we sell. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for natural gas and oil.

We may incur losses or costs as a result of title deficiencies in the properties in which we invest.

If an examination of the title history of a property that we have purchased reveals an oil and natural gas lease has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would be worthless. In such an instance, the amount paid for such oil and natural gas lease as well as any royalties paid pursuant to the terms of the lease prior to the discovery of the title defect would be lost.

Prior to the drilling of an oil and natural gas well, however, it is the normal practice in the oil and natural gas industry the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. Our failure to cure any title defects may adversely impact our ability in the future to increase production and reserves. In the future, we may suffer a monetary loss from title defects or title failure. Additionally, unproved and unevaluated acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss which could adversely affect our financial condition, results of operations and cash flows.

Federal and State Legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing involves the injection of water, sand or other propping agents and chemicals under pressure into rock formations to stimulate natural gas production. We routinely use hydraulic fracturing to produce commercial quantities of oil, liquids and natural gas. Sponsors of bills before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Such legislation, if adopted, could increase the possibility of litigation and establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could, and in all likelihood would, result in additional regulatory burdens, making it more difficult to perform hydraulic fracturing operations and increasing our costs of compliance. Moreover, the U.S. Environmental Protection Agency, or EPA, is conducting a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water and groundwater. Consequently, even if federal legislation is not adopted soon or at all, the performance of the hydraulic fracturing study by the EPA could spur further action at a later date towards federal legislation and regulation of hydraulic fracturing or similar production operations.

In addition, a number of states are considering or have implemented more stringent regulatory requirements applicable to fracturing, which could include a moratorium on drilling and effectively prohibit further production of natural gas through the use of hydraulic fracturing or similar operations.

The adoption of new laws or regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in cost, which could adversely affect our business and results of operations.

Current water regulation relating to hydraulic fracturing, particularly water source and groundwater regulation, could result in increased operational costs, operating restrictions and delays.

Hydraulic fracturing uses large amounts of water. It can require between three to five million gallons of water per horizontal well. We may face regulatory concerns in both the sourcing and the discharge of water used in hydraulic fracturing. In addition, hydraulic fracturing produces water discharges that must be treated and disposed of in accordance with applicable regulatory requirements.

First, as to sourcing water for hydraulic fracturing, we will need to secure water from the local water supply or make alternative arrangements. In order to source water from the local water supply for hydraulic fracturing we may need to pay premium rates and be subject to a lower priority if the local area becomes subject to water restrictions. We may also seek water from alternative providers supporting the hydraulic fracturing industry. If we have an insufficient water supply we will be unable to engage in hydraulic fracturing until such supply is located.

            Second, hydraulic fracturing results in water discharges that must be treated and disposed of in accordance with applicable regulatory requirements.  Environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance.  Our ability to remove and dispose of water will affect production, and the cost of water treatment and disposal may affect profitability.  The imposition of new environmental initiatives and regulations could also include restrictions on our ability to conduct hydraulic fracturing or disposal of produced water, drilling fluids and other substances associated with the exploration, development and production of gas and oil.

Our business may suffer if we lose key personnel.

We depend to a large extent on the services of certain key management personnel, including Michael Pawelek, our President and Chief Executive Officer, Edward Shaw, our Executive Vice President for Operations and our other executive officers and key employees. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, marketing oil and natural gas production and developing and executing financing and hedging strategies. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

We have an active Board of Directors that meets several times throughout the year and is intimately involved in our business and the determination of our operational strategies. Members of our Board work closely with management to identify potential prospects, acquisitions and areas for further development. Some of our directors have been involved with us since our inception and have a deep understanding of our operations and culture. If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and as a result, our operations may be adversely affected.

Competition in the oil and natural gas industry is intense making it more difficult for us to acquire properties, market natural gas and secure trained personnel.

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased in recent years due to competition and may increase substantially in the future. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business.

We may not be able to keep pace with technological developments in our industry.

The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage or competitive pressures may force us to implement those new technologies at substantial costs. In addition, other oil and natural gas companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition, and results of operations could be materially adversely affected.

 We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to execute our business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities, including our planned increase in oil exploration, development and production, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers, geoscientists, petroleum engineers and landmen could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to execute our business plan in a timely fashion.

Financial difficulties encountered by our oil and natural gas purchasers, third party operators or other third parties could decrease our cash flow from operations and adversely affect our exploration and development activities.

We derive essentially all of our revenues from the sale of our oil and natural gas to unaffiliated third party purchasers, independent marketing companies and mid-stream companies. Any delays in payments from our purchasers caused by financial problems encountered by them will have an immediate negative effect on our results of operations and cash flows.

Liquidity and cash flow problems encountered by our working interest co-owners or the third party operators of our non-operated properties may prevent or delay the drilling of a well or the development of a project. Our working interest co-owners may be unwilling or unable to pay their share of the costs of projects as they become due.  In the case of a working interest owner, we could be required to pay the working interest owner’s share of the project costs. We cannot assure you that we would be able to obtain the capital necessary to fund these contingencies.

We may not have enough insurance to cover all of the risks we face and operators of prospects in which we participate may not maintain or may fail to obtain adequate insurance.

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations. The impact of hurricanes in the areas where we operate has resulted in escalating insurance costs and less favorable coverage terms.

Oil and natural gas operations are subject to particular hazards incident to the drilling and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation. We do not operate all of the properties in which we have an interest. In the projects in which we own a non-operating interest directly, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance are adequate. The occurrence of a significant adverse event that is not fully covered by insurance could result in the loss of our total investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Our producing properties are located in regions which make us vulnerable to risks associated with operating in one major contiguous geographic area, including the risk of damage or business interruptions from hurricanes.

Our properties are located onshore in Texas and Oklahoma. As a result of this geographic concentration, we are disproportionately affected by any delays or interruptions in production or transportation in these areas caused by governmental regulation, transportation capacity constraints, natural disasters, regional price fluctuations or other factors. Such disturbances have in the past and will in the future have any or all of the following adverse effects on our business:

●	interruptions to our operations as we suspend production in advance of an approaching storm;
●	damage to our facilities and equipment, including damage that disrupts or delays our production;
●	disruption to the transportation systems we rely upon to deliver our products to our customers; and
●	damage to or disruption of our customers’ facilities that prevents us from taking delivery of our products.

Our identified drilling locations are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These scheduled drilling locations represent a significant component of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability of capital, costs, drilling results, regulatory approvals and other factors. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of our reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of transport vessels, gathering systems, pipelines and processing facilities owned and operated by third parties under interruptible or short-term transportation agreements. Under the interruptible transportation agreements, the transportation of our natural gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells due to lack of a market or the inadequacy or unavailability of natural gas pipeline or gathering system capacity. If that were to occur, we would be unable to realize revenue from those wells unless and until we made arrangements for delivery of their production to market.

Terrorist attacks aimed at our energy operations could adversely affect our business.

The continued threat of terrorism and the impact of military and other government action have led and may lead to further increased volatility in prices for oil and natural gas and could affect these commodity markets or the financial markets used by us. In addition, the U.S. government has issued warnings that energy assets may be a future target of terrorist organizations. These developments have subjected our oil and natural gas operations to increased risks. Any future terrorist attack on our facilities, those of our customers, the infrastructure we depend on for transportation of our products, and, in some cases, those of other energy companies, could have a material adverse effect on our business.

We do not anticipate an immediate market for our shares.

We have not yet obtained an exchange listing or an over-the-counter quotation which are pre-requisites to liquidity for our common stock shares.  Further, 17.72% of our common stock shares are subject to a lawsuit described above in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford.  Consequently, even if we obtain an exchange listing or over-the-counter quotation, our common stock shares’ liquidity will be materially limited by the unavailability of these shares.  Moreover, we currently have only twenty-eight stockholders (plus 2,190,891 common stock shares interplead into the Court in Henry et al. v. Imbruce et al.).  Stock purchase and sale decisions by these stockholders will have a material impact on our common stock shares’ liquidity.

The market price of our common stock may be volatile.

Should the Board of Directors approve the Company seeking an exchange listing or a price quotation for our stock, the trading price of our stock and the price at which we may sell stock in the future are subject to large fluctuations in response to any of the following:

●	limited trading volume in our common stock;
●	quarterly variations in operating results;
●	our involvement in litigation;
●	general financial market conditions;
●	the prices of oil and natural gas;
●	announcements by us and our competitors;
●	our liquidity;
●	our ability to raise additional funds;
●	changes in government regulations; and
●	other events

We do not intend to pay dividends on our stock.

We have not historically paid dividends on our stock, cash or otherwise, and do not intend to in the foreseeable future.  Further, our credit facilities limit our ability to pay dividends on our stock without lender approval.

Provisions of Delaware law may delay or prevent transactions that would benefit stockholders.

Delaware General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a change of control of the company.

Because of these provisions, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. As a result, these provisions may make it more difficult for our stockholders to benefit from transactions that are opposed by an incumbent board of directors.

We may issue shares of preferred stock that could adversely affect holders of shares of our common stock.

Our board of directors may receive the power, without shareholder approval and subject to the terms of our certificate of incorporation, to set the terms of any such classes or series of shares of stock that may be issued, including voting rights, dividend rights, conversion features, preferences over shares of our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue shares of preferred stock in the future that have a preference over shares of our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue shares of preferred stock with voting rights that dilute the voting power of shares of our common stock, the rights of holders of shares of our common stock or the trading price of shares of our common stock could be adversely affected.

 We are an “Emerging Growth Company,” and we cannot be certain if the reduced reporting requirements applicable to Emerging Growth Companies will make our common stock less attractive to investors.

We are an “Emerging Growth Company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an Emerging Growth Company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an Emerging Growth Company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million, if we issue $1 billion or more in non-convertible debt during the previous three-year period, or if our annual gross revenues exceed $1 billion. We would cease to be an Emerging Growth Company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues.  We also would immediately cease to be an Emerging Growth Company if the market value of the common stock held by non-affiliates exceeds $700 million or upon our issuing $1 billion or more in non-convertible debt in a three year period.  Finally, at any time we may choose to opt-out of the Emerging Growth Company reporting requirements.  If we chose to opt out, we will be unable to opt back in to being an Emerging Growth Company.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control.  Further, we will be required to report any changes in our internal controls on a quarterly basis.  In addition, beginning with our 2013 annual report on Form 10-K to be filed in 2014, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an “Emerging Growth Company,” which may be up to five full years following the effective date of this registration statement or a registration statement filed by the Company under the Securities Exchange Act of 1934. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which could require additional financial and management resources.

As an Emerging Growth Company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent accountant is not required to attest to the effectiveness of our internal control over financial reporting while we are an Emerging Growth Company.  This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent accountant attestations as to the effectiveness of their internal controls over financial reporting and we are not.  While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent accountant’s review process in assessing the effectiveness of our internal controls over financial reporting will not find some new material deficiency.  Further, once we cease to be an Emerging Growth Company we will be subject to independent accountant attestation regarding the effectiveness of our internal controls over financial reporting.  Even if management finds such controls to be effective, our independent accountant may decline to attest to the effectiveness of such internal controls and issue a qualified report.

As an Emerging Growth Company we are presenting our audited financial statements and selected financial data for only a two-year period, which may not be comparable to those companies that provide audited financial statements and selected financial data for longer periods of time.

The JOBS Act provides that emerging growth companies need not present more than two years of audited financial statements and that they need not present selected financial data as required by SEC Regulation S-K Item 301 for periods that pre-date its audited financial statements. This selected financial data includes a table showing net sales, operating revenue, income or loss from continuing operations per common share, total assets, long-term obligations (including long-term debt, capital leases and redeemable preferred stock) and cash dividends per common share. We are providing only two years of audited financial statements and selected data.

The Company is considered a smaller reporting company and is exempt from certain disclosure requirements, which could make our stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●
Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●
In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●
In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

        As a “smaller reporting company” (in addition to and without regard to our status as an “emerging growth company”) we are not required and may not include a Compensation Discussion and Analysis (“CD&A”) section in our proxy statements; we provide only 2 years of financial statements; provide fewer years of selected financial data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies” which could make our stock less attractive to potential investors, which could make it more difficult for you to sell your shares.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we will be subject to the reporting requirements of the Exchange Act and other applicable securities rules and regulations. Compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “Emerging Growth Company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

As a result of disclosure of information in this report and in other filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand and reputation and results of operations.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Our stock is likely to be a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our offering price in our post-effecting amendment to our Form S-1/A filed March 20,2014 is less than $5.00 per common stock share and our stock may trade for less than $5.00 per share if we obtain an exchange listing or over-the-counter quotation. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

 The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.  Properties.

Starboard Resources, a Delaware corporation, is an independent energy company based in San Antonio, Texas. We were formed in 2011 and we have been engaged in the exploration, development, acquisition and exploitation of crude oil and natural gas properties, with interests along in South and Central Texas and Oklahoma. Our properties cover 39,917 gross acres, or 20,212 net acres, with a majority within the Eagle Ford trend of South Texas.

Our total proved reserves, based on our January 1, 2014 independent reserve estimate report, were 5,091 MBOE, consisting of 8,640 MMcf of natural gas and 3,651Mbbl of oil. The PV-10 of our proved reserves at January 1, 2014 was $131,585,770 based on the average of the beginning of each month prices for 2013 of $96.90 per Bbl and $3.67 per MMBtu.  At January 1, 2014, 17% of our estimated proved reserves were proved developed reserves and 72% of our estimated proved reserves were oil and condensate.  Our average daily production at year end December 31, 2013 was 579 BOE per day.

Core Areas of Operation and Certain Key Properties

As of December 31, 2013, our proved oil and gas reserves were concentrated primarily in the Giddings and Bigfoot fields in Texas, and the Cimarron, Prairie Grove, and Cherokee Ridge fields in Oklahoma. The fields tend to have stacked multiple producing horizons. Some of the fields have numerous available wellbores capable of providing workover and recompletion opportunities. Additionally, new 3-D seismic data allows definition of numerous updip proved undeveloped locations throughout the fields. The characteristics of these fields allow the Company to record significant estimated proved behind pipe and estimated proved undeveloped reserves in the annual year-end reserve report. At January 1, 2014, based on the reserves estimate by our independent reservoir engineers, we had 5,091 MBOE of estimated proved reserves. At January 1, 2014, 17% of our estimated proved reserves our proved developed (PDP) reserves of 835 MBOE were 17% of our total proved reserves, and 72% of our estimated proved reserves were oil and condensate. At January 1, 2013, our proved developed producing (PDP) reserves of 656 MBOE were 13% of our total proved reserves, the proved developed non-producing (PDNP) of 178 MBOE were 4% of the estimated total proved reserves and the estimated proved undeveloped (PUD) of 4,256 MBOE were 84% of the total estimated proved reserves.

Bigfoot – Texas

We control 2,930 net acres across Frio and Atascosa counties in southern Texas, comprising 12.5% of our total net acreage position.

Giddings – Bastrop – Texas

Giddings is our largest acreage position with 13,578 net acres located within the Eagle Ford trend.  Our acreage is spread across Bastrop, Burleson, Brazos, Fayette, Lee, Gonzales, and Robertson counties.  From an acreage position, Giddings comprises the largest portion of net acres at 57.8%.

Logan County – Oklahoma

Our non-operated working interests are located in Oklahoma, spread across Logan and Kingfisher counties. Our position consists of 6,987 net acres or 29.7% of our total net acreage position.

Oil and Natural Gas Reserves

Due to the inherent uncertainties and the limited nature of reservoir data, proved reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the Securities and Exchange Commission (“SEC ”), and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards. The estimated present value of proved reserves does not include indirect expenses such as general and administrative expenses, debt service, future income tax expense or depletion, depreciation, and amortization.  In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using the average of oil and natural gas spot prices for the West Texas Intermediate oil and Henry Hub gas on the first day of each of the twelve months during 2013. Estimated quantities of proved reserves and their present value are affected by changes in oil and natural gas prices. The arithmetic average reference prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of January 1, 2014 were $96.90 per barrel of oil and $3.67 per MMBtu of natural gas.

The following table sets forth our estimated net total oil and natural gas reserves and the PV-10 value of such reserves as of the January 1, 2014 reserve report. The estimated reserve data and the present value as of January 1, 2014 were prepared by Forrest A. Garb & Associates, independent petroleum engineers. For further information concerning our independent engineer’s estimates of our proved reserves as of January 1, 2014, see the reserve report filed as Exhibit 99.3. These reserves estimates were prepared in accordance with the Securities and Exchange Commission’s rules regarding oil and natural gas reserves reporting that were in effect at the time of the preparation of the reserves report.  Our total estimated proved reserves are estimated using a conversion ratio of one Bbl per six Mcf.  The PV-10 value is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenues from these reserves, see Supplemental Oil and Natural Gas Disclosure in our Financial Statements included elsewhere in this report.  All reserves are located in the United States.

	Estimated Net Reserves		Estimated Future Net Revenue ($ thousands)
As of January 1, 2014	Oil and Condensate (MBbl)	Gas (MMcf)	Undiscounted	Discounted at 10% Per Year (1)
Proved:
Developed Producing	386.93	1,616.37	$29,777.99	$21,874.55
Developed Nonproducing	97.67	483.83	10,517.80	47,751.7
Proved Undeveloped	3,166.30	6,539.42	187,074.46	101,959.52
Total Proved	3,650.90	8,639.62	227,370.25	131,585.77
_______________________
(1)
Management believes that the presentation of PV-10 may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. Therefore we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in the table immediately below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and gas properties and in evaluating acquisition candidates. The PV-10 value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by us. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

We have not reported our reserves to other federal authorities or agencies.

Our reserve report dated January 1, 2014 showed estimated net proven undeveloped reserves of 3,166.30 MBbl for oil and condensate and 6,539.42 MMcf for natural gas.  This was an increase of 94.62 MBbl for oil and condensate and a decrease of 580.79 MMcf for natural gas.  The increase in oil and condensate proven undeveloped reserves derives from additional drilling activity.  The decrease in natural gas proven undeveloped reserves derives from an increased focus on oil and condensate drilling.  Our Consolidated Statement of Cashflows on page F-5 shows that we spent $16,103,521 on development of oil and gas properties in the year ending December 31, 2013.  These payments resulted in converting 139 net acres from proven undeveloped reserves to proven developed reserves and increased our proven developed reserves for oil and condensate by 90.27 MBbl (22.89%) to 484.60 MMbl.   Our proven developed producing natural gas reserves declined by 73.26 MMcf (3.37%) to 2,100.2 MMcf, a 3.37% due to increased focus on oil and condensate drilling.

We believe that PV-10, a non-GAAP measure of estimated proved reserves is widely used by analysts and investors in evaluating oil and gas companies.  Our reconciliation to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows) is found in the table below.  The table below provides a reconciliation of PV-10 as of January 1, 2014 and January 1, 2013 to the standardized measure of discounted future net cash flows as of December 31, 2013 and December 31, 2012 as stated in pages F-31 - 32 of our financial statements:

	As of January 1, 2014	As of January 1, 2013
	(dollars in thousands)	(dollars in thousands)
PV-10	$131,586	$123,045
Standardized income of discounted future net cash flows	91,073	85,467

Present value, or PV-10, when used in connection with oil and gas reserves, means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices calculated as the average natural gas and oil price during the preceding 12-month period prior to the end of the current reporting period, (determined as the unweighted arithmetical average of prices on the first day of each month within the 12-month period) and costs in effect at the determination date, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

Estimates of reserves as of January 1, 2014 and January 1, 2013 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended January 1, 2013, in accordance with revised SEC guidelines applicable to reserves estimates as of the end of 2012. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

Our proved reserve estimate report dated January 1, 2014, attached as Exhibit 99.3 uses the following average adjusted prices:

Oil - $94.34 / bbl
Gas - $6.68 / Mcf

Our proved reserve estimate report dated January 1, 2013, attached as Exhibit 99.2, as supplemented by Exhibit 99.4, uses the following average adjusted prices:

Oil - $92.18 / bbl
Gas - $5.29 / Mcf

Proved reserves are those oil and gas reserves, which, by analysis of geoscience and engineering data, can be estimated with “reasonable certainty” to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.  For proved reserves, the drilling for oil and gas must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time period.

“Reasonable certainty” can be determined under two approaches.  If deterministic methods are used, reasonable certainty means a “high degree of confidence” that the quantities will be recovered. A “high degree of confidence” exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimate ultimate recovery with time and with reasonable certainty that the estimated ultimate recovery is much more likely to increase or remain constant than to decrease.  If probabilistic methods are used, reasonable certainty means at least a 90% probability that the quantities actually recovered will equal or exceed the estimate.

The reserve estimates are prepared by Forrest Garb & Associates, Inc., qualified third party engineering firms by licensed engineers as part of the Company’s internal controls. All of the Company’s reserves were subject to the reserve report by Forrest Garb & Associates, Inc. and the Company has not presented any internally-generated reserve amounts that were not included in the report from Forrest Garb & Associates, Inc.  The Company’s technical person primarily responsible for overseeing the Forrest Garb & Associates, Inc. reserve estimates was Edward Shaw, our Chief Operating Officers.  Mr. Shaw has been an officer of ImPetro Resources LLC since its inception in February 2010 and our Chief Operating Officer since we were formed in June 2011.  Mr. Shaw was also Chief Operating Officer of South Texas Oil Company from 2005 to 2010 and headed its field operations in Texas.  Thus, Mr. Shaw has extensive operational experience in the areas in which we concentrate our oil and gas operations.  Mr. Shaw worked from 2000 to 2005 in New Zealand researching and developing methods of monitoring oil wells to optimize production, including using existing products integrated with emerging telemetry technologies.  Mr. Shaw has a degree in electrical engineering.

Oil and Natural Gas Volumes, Prices and Operating Expense

The following tables set forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas from continuing operations for the two years ended December 31, 2013 and 2012.

Bigfoot - Texas	Year Ended December 31,
	2013	2012
Net Production:
Oil (Bbl)	4,011	4,469
Natural Gas (Mcf)	-	-
Barrel of Oil Equivalent (Boe)	4,011	4,469
Oil and Natural Gas Sales:
Oil	$376,829	408,233
Natural Gas		-
Total	$376,829	408,233
Average Sales Price:
Oil ($ per Bbl)	$93.95	91.35
Natural Gas ($ per Mcf)	-	-

Barrel of Oil Equivalent ($ per Boe)	$93.95	91.35
Oil and Natural Gas Costs:
Lease operating expenses	$419,140	311,903
Production taxes	17,101	18,815
Other operating expenses	-	-
Average production cost per Boe	$108.76	74.00

Giddings – Texas	Year Ended December 31,
	2013		2012
Net Production:
Oil (Bbl)	70,683		62,132
Natural Gas (Mcf)	123,795		128,479
Barrel of Oil Equivalent (Boe)	91,315		83,545
Oil and Natural Gas Sales:
Oil	$6,821,671		$5,789,889
Natural Gas	752,303		890,466

Total	$7,573,975		$6,680,355
Average Sales Price:
Oil ($ per Bbl)	$96.51		$93.19
Natural Gas ($ per Mcf)	6.08		6.93

Barrel of Oil Equivalent ($ per Boe)	$82.94		$79.96
Oil and Natural Gas Costs:
Lease operating expenses	$2,683,694		$2,271,663
Production taxes	325,401		221,674
Other operating expenses		-
Average production cost per Boe	$32.95		$29.84

Logan, Kingfisher, McClain - Oklahoma	Year Ended December 31,
	2013	2012
Net Production:
Oil (Bbl)	52,152	48,797
Natural Gas (Mcf)	383,526	313,525
Barrel of Oil Equivalent (Boe)	116,073	101,051
Oil and Natural Gas Sales (dollars in thousands):
Oil	$5,003,563	$4,461,724
Natural Gas	2,010,787	1,404,069

Total	$7,014,350	$5,865,793
Average Sales Price:
Oil ($ per Bbl)	$95.94	$91.43
Natural Gas ($ per Mcf)	5.24	4.48

Barrel of Oil Equivalent ($ per Boe)	$60.43	$58.05
Oil and Natural Gas Costs (dollars in thousands):
Lease operating expenses	$495,323	$313,648
Production taxes	92,122	38,548
Other operating expenses		-
Average production cost per Boe	$5.06	$3.49

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

Bigfoot - Texas	Year Ended December 31,
	2013	2012

Unproved prospects	$10,495	$-
Proved prospects	132,281	393,716
Development and exploration costs		1,094

Total consolidated operations	142,739	394,810

Asset Retirement Obligations (non-cash)	$0	$(180,577)

Giddings - Texas	Year Ended December 31,
	2013	2012

Unproved prospects	$1,128,334	$126,184
Proved prospects	1,493,628	1,093,916
Development and exploration costs	8,694,352	1,039,669

Total consolidated operations	11,316,314	2,259,769

Asset Retirement Obligations (non-cash)	$19,218	$(80,244)

Logan, Kingfisher, McClain - Oklahoma	Year Ended December 31,
	2013	2012

Unproved prospects	$1,538,004	$818,600
Proved prospects	501,531	621,609
Development and exploration costs	2,427,620	6,660,127

Total consolidated operations	4,467,154	8,100,336

Asset Retirement Obligations (non-cash)	$23,194	$24,137

Producing Wells

The following table sets forth the number of producing oil and natural gas wells in which we owned an interest as of December 31, 2013. Some wells produce both oil and natural gas.

	Company Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	99	92.3	18	3.6	117	95.9
Natural gas	2	1.7	-	-	2	1.7
Total	101	94	18	3.6	119	97.6

Acreage Data

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2013.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Bigfoot (Texas)(1)	2,930	2,930	0	0
Giddings (Texas)(2)	9,592	9,147	4,865	4,431
Logan, Kingfisher, McClain (Oklahoma)	5,055	1,229	28,290	5,758

Total	17,577	13,306	33,155	10,189
__________________________
(1)	Undeveloped acreage includes acreage located in the Bigfoot fields.
(2)	Other includes acreage in Giddings.

As is customary in the oil and natural gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of leases. The oil and natural gas leases in which we have an interest are for varying primary terms, and if production under a lease continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

Our oil and natural gas properties consist primarily of oil and natural gas wells and our interests in leasehold acreage, both developed and undeveloped.

Drilling Activity

The following table sets forth our drilling activity during the twelve month period ended December 31, 2013 and 2012 (excluding wells in progress at the end of the period). In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

Bigfoot - Texas	Year Ended December 31,
	2013		2012
	Gross	Net	Gross	Net
Development wells
Productive
Non-productive
Exploratory wells
Productiveproduction
Non-productive

Giddings - Texas	Year Ended December 31,
	2013		2012
	Gross	Net	Gross	Net
Development wells
Productive	5	3.2
Non-productive
Exploratory wells
Productive
Non-productive

Logan, Kingfisher, McClain - Oklahoma	Year Ended December 31,
	2013		2012
	Gross	Net	Gross	Net
Development wells
Productive	1	0.2	5	1.2
Non-productive
Exploratory wells
Productive
Non-productive

Present Activities

Since December 31, 2013, the Company has drilled or is presently drilling seven wells (1.3 net wells).  In Brazos County, Texas, the Company had drilled and completed one well (0.5 net well).  The Company’s recent operations in Oklahoma include the drilling and completion of two wells (0.4 net wells), and the drilling of an additional four wells (0.4 net wells).

Lease Expiration Summary

Most of our oil and gas leases are held by production or have terms, including delay rentals, which extend beyond December 31, 2014.  The following table is a summary of our expiring leases in 2013 and 2014 cross-referenced to assigned proven undeveloped estimated reserves.  14.75% of our estimated proved reserves and 19.25% of our estimated proven undeveloped reserves are subject to oil and gas leases that expire before December 31, 2014.  In order to maintain these reserves, we will need to either commence operations relating to these properties or negotiate lease extensions.  We will require sufficient capital to complete or participate in the required drilling program or lease extensions. We do not anticipate that any lease extension will bring the lease terms past 2017.

The following table is based on estimates as of December 31, 2013.  Some of the Texas reserve units with assigned proven undeveloped reserves have leases expiring in both 2013 and 2014.  Such unit reserves have been divided up between 2013 and 2014 based on the percentage net acreage within the reserve units assigned to the respective leases.  The Oklahoma properties do not have proven undeveloped reserve units containing leases with both 2013 and 2014 expirations. Our Bigfoot properties do not have expiring leases in 2013 or 2014.

Effective Date – December 31, 2013

2013 and 2014 Expiring Leases	Proven Reserves Assigned to 2014 Lease Expirations ($ thousands)	Percentage PUD Reserves Assigned to 2014 Lease Expirations	Percentage Total Proven Reserves Assigned to 2015 Lease Expirations	Proved Reserves Assigned to 2015 Lease Expirations ($ thousands)	Percentage PUD Reserves Assigned to 2015 Lease Expirations	Percentage Total Proved Reserves Assigned to 2015 Lease Expirations	Proved Reserves Assigned to 2014 and 2015 Lease Expirations ($ thousands)	Percentage PUD Reserves Assigned to 2014 and 2015 Lease Expirations	Percentage Total Proved Reserves Assigned to 2014 and 2015 Lease Expirations

Giddings - Texas	6,772	6.64%	5.15%
McClain -Oklahoma	-1,386	-1.36	1.05
Logan/ Kingfisher Oklahoma	-697	-0.68	0.53	1,383	1.36%	1.05%	2,080
Total(1)	8,855	8.69%	6.73%	1,383	1.36%	1.05%	2,080

(1)  Discrepancies in “Total” line due to rounding

Effective Date – December 31, 2013

2013 and 2014 Expiring Leases	PUD Reserves Assigned to 2014 Lease Expirations ($ thousands)	PUD Oil Reserves Assigned to 2014 Lease Expirations (BBL)	PUD Natural Gas Reserves Assigned to 2014 Lease Expirations (MMCF)	PUD Reserves Assigned to 2015 Lease Expirations ($ thousands)	PUD Oil Reserves Assigned to 2015 Lease Expirations (BBL)	PUD Natural Gas Reserves Assigned to 2015 Lease Expirations (MMCF)	PUD Reserves Assigned to 2014 and 2015 Lease Expirations ($ thousands)	PUD Oil Reserves Assigned to 2014 and 2015 Lease Expirations (BBL)	PUD Natural Gas Reserves Assigned to 2014 and 2015 Lease Expirations (MMCF)

Giddings - Texas	6,772	450	252
McClain -Oklahoma	1,386	19	-
Logan/ Kingfisher Oklahoma	697	5	-	1,383	19	2	2,080
Total(1)	8,855	474	252	1,383	19	2	2,080

(1)	Discrepancies in “Total” line due to rounding

Management’s Experience with Horizontal Drilling

The Company intends to engage in directional drilling, which includes horizontal drilling, to develop our estimated proven undeveloped reserves, particularly in our Eagle Ford Shale play acreage.  Our CEO, Michael Pawelek has been engaged in directional drilling and operating wells in our target areas since 1999.  Our Chief Operating Officer, Edward Shaw has been engaged in directional drilling and operating wells in our target areas since 2005 and has been involved in thirteen directionally drilled wells during that period.  Further, the Company’s Vice-President of Operations, Thomas Saunders, has extensive directional drilling experience.  Mr. Saunders has 33 years of domestic and international drilling experience, including 28 years of direct supervisory drilling, workover, construction, and production operations experience. Mr. Saunders’ past experience has been with Tenneco, Arco, Anadarko, and BP. He received a BS degree in Petroleum Engineering from Texas A&M University.  Mr. Saunders worked from 1979 to 1982 in our operational area and has had several consulting engagements in our operational area since then. Mr. Saunders has participated in the drilling of over 200 directionally drilled wells starting in the 1990s.

 Delivery Commitments

The Company is not currently committed to providing a fixed and determinable quantity of oil or gas under existing contracts.

Item 3.  LEGAL PROCEEDINGS.

See Note 13 of the Notes to Consolidated Financial Statements.

Lawsuit Relating to 17.72% of Our Common Stock Shares

We have interpleaded 2,190,891 common stock shares or approximately 17.72% of our common stock shares into Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause No. FST-CV12-6015112-S.  These are the residual common stock shares that belonged to Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Energy Partners LP. after the distribution of the partnerships shares.

Additionally, in a related case in Connecticut Superior Court there is ongoing litigation and an arbitration.  The lawsuit is styled Charles Henry III, Ahmed Ammar, John P. Vaile as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, LLC, Bradford Higgins, William Mahoney, Robert J. Conrads, Edward M. Conrads, William F. Pettinati, Jr. individually and derivatively on behalf of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP v. Gregory Imbruce, Giddings Investments LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC, Starboard Resources, Inc., Glenrose Holdings LLC and Asym Energy Investments LLC.  This lawsuit was originally filed on July 18, 2012.  The Plaintiffs allege fiduciary duty breaches, conversion, civil theft, violations of Connecticut Unfair Trade Practices Act, unjust enrichment, common law fraud, negligence, fraudulent conveyance and civil conspiracy and seek damages, injunctive relief, a constructive trust and an accounting.  These allegations focus on the issuance of 550,000 Starboard Resources LLC Units to “Giddings Investments, LLC.”  The allegations claim that this issuance was derived from the conversion of participation rights in Company wells that belong to Giddings Oil & Gas LP.  The lawsuit makes several other claims of breaches of duties by Defendants in connection with Defendants or their affiliates serving as general partners of Giddings Oil & Gas LP, Asym Energy Fund III LP, and Hunton Oil Partners LP.  Defendants deny the allegations.

Finally, On March 18, 2014, Gregory Imbruce, Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar, LLC, Asym Capital III LLC, Glenrose Holdings, LLC and Asym Energy Investment LLC filed a claim through the American Arbitration Association against Charles S. Henry, III, John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otierno, SOSventures LLC, Bradford Higgins, William Mahoney, Edwards M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP and named other limited partners in the partnerships as relief defendants.  Claimants seek remedies for (i) breach  of limited partnership agreements; (ii) breach of implied covenant of good faith and fair dealing; (iii) violations of the Connecticut Unfair Trade Practices Act (SOSventures, LLC only); (iv) conversion of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (v) theft of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (vi) unjust enrichment; (vii) violations of the Delaware Uniform Limited Partnership Act (Charles S. Henry III only); (viii) breach of fiduciary duty (Charles S. Henry III only); and (ix) defamation  and violation of confidentiality duty (SOSventures, LLC only).   The claimants seek declaratory and injunctive relief as to who has authority to act as general partner of the partnerships, constructive trust on our common stock shares previously distributed to limited partners in the partnerships and damages.

The above-described litigation may lead to a material reallocation or change of control of up to 17.72% of our common stock shares.  Such new shareholders may vote for a new slate of directors and may lead to a significant change of our common stock ownership structure.  Finally, tying up 17.72% of our common stock shares in litigation will likely have a materially negative effect on our trading liquidity should we obtain an exchange listing or an over-the-counter quotation.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the consolidated financial statements and the related notes thereto in Item 8.

Market Information For The Common Stock

Holders

At March 24, 2014, there were 28 holders of record of common stock, plus we have 2,190,891 common stock shares into the Connecticut Superior Court.

Dividends

Starboard Resources, Inc. has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

Bridge Financing – 2012

On May 16, 2012, we issued a note with a principal amount of $909,090 to SOSventures, LLC.  SOSventures, LLC is a limited partner of Giddings Oil and Gas LP and Hunton Oil Partners, LLC and is affiliated with our chairman, Bill Liao.  The note carried an interest rate of ten percent (10%) and maturing May 1, 2013.  The note was prepaid in full in July 2012.

Put Option Waiver – 2012

On July 20, 2012, we obtained a waiver of our put option liability under the Securities Purchase and Exchange Agreement dated June 10, 2011 from Longview Marquis Master Fund, L.P., Summerview Marquis Master Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC and Summerline Capital Partners, LLC in exchange for the issuance of a total of 707,336 in shares of the Company’s common stock and a cash payment of accrued going public delay fees of $166,668.49.  The waiver agreement also provides certain of these contractual parties with veto rights over certain material Company actions.  These material transactions include:

1)
Selling equity securities in the Company to the extent that the valuation of all equity securities of the Company at the time of such sale is more than thirty percent below the then present value of the Company’s estimated proved future oil and gas net revenue calculated at an annual discount rate of ten percent;

2)	Issuing, or authorize the issuance of any class of security that is not identical to our common stock held by the parties to the put option waiver agreement;
3)	Issuing any equity securities (other than employment compensation shares, as defined) without granting pre-emptive rights to the parties to the put option waiver agreement;
4)	Amending, modifying or waiving the certificate of incorporation or bylaws; and
5)	Selling all or substantially all of the Company’s assets or its subsidiaries’ assets.

The veto rights expire upon our obtaining an effective exchange listing. The put option waiver agreement is attached as Exhibit 4.3.

SOSventures Credit Agreement

The Company may issue future notes under its amended credit agreement with SOSventures, LLC dated July 25, 2013.  As of December 31, 2013, the Company has not yet borrowed any funds under this credit agreement.  The credit agreement and related intercreditor agreement are filed as Exhibits 10.6.1 and 10.6.2 to the Company’s Form 10/A filed July 26, 2013 which became effective on August 6, 2013.

Item 6.  Selected Financial Data

The Company’s subsidiaries, ImPetro Operating LLC and ImPetro Resources LLC were formed in Delaware in January 2010.  The Company was formed in Delaware in June 2011.  The following is the selected financial data under Item 301 of Regulation S-K.

	Years Ended December 31
	2013	2012
Operating Revenues	$14,965,153	$12,954,381
Income (Loss) from Continuing Operations per Share/Unit(1)	(0.15)	(1.21)
Total Assets	84,231,186	69,015,992
Long-Term Obligations and Redeemable Preferred Share/Units(1)	30,567,396	21,353,271
Cash Dividends (or Distributions) Declared per Share/Unit(1)		--

(1)	The Company converted from a Delaware limited liability corporation to a Delaware corporation on June 28, 2012 with one common stock share issued for each limited liability company unit.

Supplemental Financial Data

The following supplementary historical consolidated financial data are derived from our unaudited consolidated financial balance sheet as of such date, which is not included in this report.  Operating results for the periods designated below are not necessarily indicative of results that may be expected in future periods.

Quarter	Net Sales	Gross Profit	Income (Loss) before extraordinary items and cumulative effect of change in accounting	Per Share Income (Loss) before extraordinary items and cumulative effect of change in accounting
Quarter ending March 31, 2012	4,086,757	1,482,291	1,258,790	0.11
Quarter ending December 31, 2013	3,057,834	565,454	(15,067,691)	(1.26)
Quarter ending September 30, 2012	2,864,970	170,753	(505,072)	(0.04)
Quarter ending December 31, 2012	2,944,820	(120,695)	(184,831)	(0.01)
Quarter ending March 31, 2013	2,949,864	(271,259)	(505,475)	(0.04)
Quarter ending June 30, 2013	3,241,798	(54,721)	(264,594)	(0.02)
Quarter ending September 30, 2013	4,685,530	847,530	356,507	0.03
Quarter ending December 31, 2013	4,087,961	(573,078)	(1,461,598)	(0.12)

The Company has not disposed of any segments or businesses since formation.

The information specified in ASC topic 932-235-50 may be found in Item 3 relating to “Properties.”

Item 7.  Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Statements

This report includes “forward-looking statements.” Forward-looking statements are statements other than historical fact and give our current expectations or forecasts of future events. They may include estimates of natural gas and oil reserves, expected natural gas and oil production and future expenses, assumptions regarding future natural gas and oil prices, planned capital expenditures, and anticipated asset acquisitions and sales, as well as statements concerning anticipated cash flow and liquidity, business strategy and other plans and objectives for future operations.

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update this information. We urge you to carefully review and consider the disclosures made in this report and our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Starboard is an independent energy company engaged primarily in the exploration for, and development of, natural gas and crude oil reserves. We generate our revenues and cash flows from two primary sources: investing activities and the proceeds from the sale of oil and gas production on properties we hold or participate in.

As of December 31, 2013, we owned interests in 101 producing oil and natural gas wells.  Our oil and natural gas production for 2013 consisted of 126,845 bbls of oil and 507,321Mcf of gas.

We began 2013 with estimated proved reserves of 5,072 MBOE and ended the year with 5,091 MBOE.

 Strategy

Starboard produces from operated oil and natural gas wells in the liquids rich, oil bearing window of the Eagle Ford trend of South Texas and the nearby oil-prone Giddings field where in combination we control approximately 16,000 gross acres (14,000 net acres). The company also has material non-operated working interests in producing properties and conventional prospects located throughout Logan and McClain counties in Oklahoma which account for 23,000 gross acres. The combined reserve base and net production are each over 70% oil-weighted.

At January 1, 2014, based on the reserves estimated by our independent reservoir engineers, we had 5,091 MBOE of estimated proved reserves with a PV-10 of $131.6 million. At January 1, 2014, 17% of our estimated proved reserves were proved developed reserves and 72% of our estimated proved reserves were oil and condensate. We grew our average daily production 12% from 518 BOE per day at year-end 2012 to 579 BOE per day at year-end 2013.

 As part of this strategy, we focus on the following areas:

Bigfoot - Texas

We control about 3,000 gross acres across Frio and Atascosa counties in southern Texas, comprising 8% of our total proved reserves.

 Giddings – Bastrop - Texas

Giddings is our largest acreage position with just over 13,000 gross acres located within the Eagle Ford trend.  Our acreage is spread across Bastrop, Burleson, Brazos, Fayette, Lee, Gonzales, and Robertson counties.  From an estimated reserve perspective, Giddings comprises the largest portion of our total estimated proved reserves at 68%.

Logan County - Oklahoma

Our non-operated working interests are located in Oklahoma, spread across Logan, Kingfisher, and McClain counties. Our position consists of just over 23,360 gross acres and comprises 24% of our total proved estimated reserves.

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

The following table sets forth information regarding production volumes, average sales prices received and lifting costs for the periods indicated:

Production Volumes, Sales Prices and Lifting Costs

	Years Ended December 31,
	2013	2012
Production:
Natural gas-Mcf (1)	507,321	442,004
Crude oil-bbl (2)	126,845	115,398

Average Sales Prices:
Natural gas (1)	$5.31	$5.19
Crude oil (2)	96.20	92.37

Lifting cost per equivalent BOE (3)	$22.10	$16.80

(1)	Natural gas production is located in Texas and Oklahoma.
(2)	Crude oil production is located in Texas and Oklahoma.
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

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Starboard’s lease operating expense for the last two years and for the year ended December 31, 2013 and 2012 on a BOE basis:

	Years Ending December 31,
	2013		2012
Lease operating costs	Total	Per BOE	Total	Per BOE
Production taxes	$4,237,207	$20.04	$2,897,214	$15.32
	$434,623	$2.06	$279,037	$1.48

Total	$4,671,830	$22.10	$3,176,251	$16.80

Lease operating expense and production taxes from continuing operations for the year ended December 31, 2013 totaled $4,671,830 versus $3,176,251 for the year ended December 31, 2012. This translated to an increase of $5.30/BOE on a volume basis. This reduction reflects Starboard’s increased drilling and production activities.

Results of Operations

Explanation of Consolidation

On June 13, 2011, the Company entered into a Securities Purchase and Exchange Agreement that required Giddings Oil and Gas LP, Hunton Oil Partners LP, and Asym Energy Fund III LP to exchange substantially all of their assets and liabilities for 7,550,000 common shares of the Company. Giddings Oil and Gas LP, Hunton Oil Partners LP, and Asym Energy Fund III LP combined owned 82.10% of our common shares as of June 13, 2011 and were deemed to be under common control through ASYM Energy Investments, LLC, which serves as the management company for Giddings Oil and Gas LP, Hunton Oil Partners LP, and Asym Energy Fund III LP.  Consequently, under GAAP, prior to June 13, 2011, the financial results of Giddings Oil and Gas LP, Hunton Oil Partners LP, and Asym Energy Fund III LP were combined to reflect the historical results of the Company.  After June 13, 2011, the financial results of Giddings Oil and Gas LP, Hunton Oil Partners LP, and Asym Energy Fund III LP were not consolidated with the Company’s financial results.

Giddings Oil and Gas LP, Hunton Oil Partners LP, and Asym Energy Fund III LP have no interests in other operational business entities. Thus, the impact of the consolidated reports through June 13, 2011 is that the Consolidated and combined Statement of Operations for the year ended December 31, 2011 shows the payment of a management fee of $139,000 and a performance fee of $110,000, which were obligations of the Giddings Oil and Gas LP, Hunton Oil Partners LP, and Asym Energy Fund III LP and not the Company.  The combined $249,000 in 2011 expenses amounts to 5.05% of the Company’s 2011 expenses and 5.08% of the Company’s 2011 revenue as well as the equivalent of 2.29% of the Company’s 2012 expenses and 1.92% of the Company’s 2012 revenue.  Consequently, the Company has determined not to present a pro forma presentation as to this consolidation because such a pro forma would not result in significantly different financial statement results for the Company’s financial statements for the year ending December 31, 2011 and would not have any impact on the Company’s financial statements for the year ending December 31, 2012.  We caution investors to include the effect of these consolidation issues in considering our securities.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Total Revenues. Total revenues increased $2,001,772 to $14,965,153 for 2013 from $12,954,381 for 2012, driven primarily by increased oil and natural gas production from existing reserves.

Oil and Gas Production. Total natural gas and oil production for 2013 consisted of 507,321 Mcf of natural gas and 126,845  bbls of oil, as compared to total natural gas and oil production for 2012, which consisted of 442,004 Mcf of natural gas and 115,398 bbls of oil.

Our average sales price received for natural gas increased to $5.31 per Mcf in 2013 from $5.19 per Mcf in 2012. Our average sales price received for oil increased to $96.20 per bbl in 2013 from $92.37 per bbl in 2012.  Changes in natural gas and oil prices can significantly impact our natural gas and oil sales and related cash flows. Natural gas prices have increased slightly over the past two to three years. Although we are hopeful that natural gas prices will sustain the increase over the next 12 months, a return to lower prices may materially adversely affect the sales prices we receive and our revenues and cash flow.

Costs and Expenses. Total costs and expenses (excluding depreciation and depletion) increased $2,307,416 to $8,580,314 for 2013 from $6,272,898 for 2012, due generally to increased drilling and production expenses.  Lease operating expenses increased $1,339,993 to $4,237,207 for 2013 from $2,897,214 for 2012, due primarily to increased production activity.  General and administrative expenses increased $616,309 to $3,087,035 for 2013 from $2,470,345 for 2012, due primarily to fees charged in connection with increased staffing due to greater drilling activity. Depletion, depreciation and amortization expense increased $1,852,687 to $6,436,367 for 2013 from $4,583,680 for 2012, due primarily to increased depletion expenses associated with new property acquisitions.

Net Income. Net income was ($1875,160) or ($0.15) per diluted common share, for 2013 as compared to $(14,498,804), or $(1.21) per diluted common share, for 2012. The increase in net income was attributable primarily to a decrease in deferred income taxes.

Other Income (Expenses) Total other income (expenses) increased $63,599 to ($1,194,383) in 2013 due to the elimination of the going public delay expense on August 6, 2013.

In 2013 we invested $16.0 million in oil and gas properties. We produced 211,399 BOE during the year.

Capital Costs ($000):	Year Ended 2013		Year Ended 2012
Acquisitions		$--		$700
Exploration and Development		15,928		10,071
Total CAPEX before asset retirement obligations		15,928		10,771
Asset retirement obligation costs		42		44
Total CAPEX		$15,970		$10,815

Asset retirement obligation (non-cash)	$		$

Proved Reserves (MBOE):
Beginning		5,072		4,898
Production		(211)		(189)
Purchases		--		--
Sale of reserves		--		--
Discoveries and extensions		656		1,095
Revisions		(427)		(732)

Ending reserves		5,091		5,072

Reserve additions before revisions (BOE)		5,518		5,804
Reserve additions after revisions (BOE)		5,091		5,072

The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations, bank debt and equity offerings as discussed below in Liquidity and Capital Resources.

Liquidity and Capital Resources

During fiscal 2013 compared to fiscal 2012, net cash flow provided by operating activities improved by $5,153,556 to $11,161,743. This improvement was primarily attributable to increased drilling and production activity.

Our current assets were $7,825,181 on December 31, 2013. Cash on hand comprised approximately $5,794,417, of which there is nothing in restricted cash accounts. This compared to cash on hand of $1,036,859 at December 31, 2012. Accounts payable increased from $3,113,938 at December 31, 2012 to $9,484,861 at December 31, 2013 due to increased drilling activity.

The consolidated financial statements continue to reflect a much increased but ongoing drilling program which amounted to $16.0 million during 2013. Our capital program is designed to increase production through exploration and workovers within our fields and through joint venture programs. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements and reduce risk dollars expended. This represents an increase of $5.2 million from our capital investment in 2012.

Our primary sources of liquidity are cash provided by operating activities, our revolving bank facility, a subordinated credit facility, sales of non-core properties and access to capital markets.  Historically, our primary sources of liquidity have been borrowings under bank credit facilities, cash flows from operations, and private financings. Our primary use of capital has been for the exploration, development and acquisition of oil and gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. We continually monitor market conditions and consider taking on additional debt, selling non-core assets, or farm-out arrangements. We strive to maintain substantial borrowing capacity under our senior secured revolving credit facility to facilitate drilling on our undeveloped acreage positions and permit us to selectively expand our acreage positions. Depending on the timing and concentration of the development of our non-proved locations, we may be required to generate or raise significant amounts of capital to develop all of our potential drilling locations should we endeavor to do so. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

Our 2014 capital budget is primarily focused on the development of existing core areas through exploitation and development. We expect to fund our 2014 capital budget with a mix of cash flows from operations, borrowing from our revolving bank facility, and the sale of minority interest in new wells. The exact amount of capital spending for 2013 will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations.  We may also modify our capital budget based on available capital from our bank facility, our ability to sell a minority interest in new wells and out ability to raise third party financing. In addition, we have offered participations in our drilling program to industry partners over this time frame, further reducing our capital requirements. If necessary, we may also access capital through proceeds from potential asset dispositions, borrowings under our senior secured revolving credit facility and the future issuance of debt and/or equity securities. We expect our 2014 capital budget to be $10 - $15 million. We spent approximately $1,800,000 of our capital budget between January 1, 2014 and March 1, 2014.

The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. If oil and gas prices decline to levels below our acceptable levels, or costs increase to levels above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods in order to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. Since the majority of our acreage is held by production, we have the flexibility to develop our acreage in a disciplined manner in order to maximize the resource recovery of the assets. We consistently monitor and adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2013:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:			(in thousands)
Principal debt payments	$12,557	$25	$12,518	$14	$—
Office lease	868	153	520	195	—

Total	$13,443	$178	$13,038	$209	$—

Results of Operations

Comparison of the years ended December 31, 2013 and December 31, 2012

Year-over-year production increased from 189,065 BOE for the year ended December 31, 2012 to 211,399 BOE for the year ended December 31, 2013. This increase was due to increased crude oil and natural gas production from existing wells.  The following table reflects the increase (decrease) in oil and gas sales revenue due to changes in price and volume:

	Years Ended December 31,
	2013	2012
Production:
Natural gas-Mcf (1)	507,321	442,004
Crude oil-bbl (2)	126,845	115,398

Average Sales Prices:
Natural gas (1)	$5.31	$5.19
Crude oil (2)	96.20	92.37
_____________________
(1)	Natural gas production is located in Texas and Oklahoma.
(2)	Crude oil production is located in Texas and Oklahoma.

 Revenues

Revenues from continuing operations for the year ended December 31, 2013 totaled $14,965,153 as compared to $12,954,381 for the year ended December 31, 2012 representing a $ 2,010,772 increase. Production volumes for the year ended December 31, 2013 were year 126,845 bbls of oil and 507,321 Mcf of natural gas or 211,399 BOE. This compares to 115,398 bbls of oil and 442,004 Mcf of natural gas or 189,065 BOE for the year ended December 31, 2012 representing a 22,334 BOE increase in production.  For the year ended December 31, 2013, the average sales price per barrel of oil was $96.20 and $5.31 per Mcf for natural gas as compared to $92.37 per barrel and $5.19 per Mcf, respectively for the year ended December 31, 2012. These results indicate that the increase in revenue is primarily attributable to increased production volumes and to a lesser extent an increase in commodity prices.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Starboard’s lease operating expense for the last two years ended December 31, 2013 and 2012 on a BOE basis:

	Years Ending December 31,
	2013		2012
	Total	Per BOE	Total	Per BOE
Leasing operating costs	$4,237,207	$20.04	$2,897,214	$15.32
Production taxes	$434,623	$2.06	$279,037	$1.48

Total	$4,671,830	$22.10	$3,176,251	$16.80

Lease operating expense and production taxes from continuing operations for the year ended December 31, 2013 totaled $4,671,830 versus $3,176,251 for the year ended December 31, 2012. This translated to an increase of $5.30/BOE on a volume basis. This increase reflects Starboard’s increased drilling activity.

 Accretion of asset retirement obligation

Accretion expense for the asset retirement obligations decreased by $113,881 for the year ending December 31, 2013 compared to the year ended December 31, 2012.  This decrease is the result of an increase in well lives.

Depletion, depreciation and amortization (DD&A)

For the year ended December 31, 2013, the Company recorded DD&A expense of $6,436,367 ($30.45/BOE) compared to $4,583,680 ($21.68/BOE) for the year ended December 31, 2012 representing an increase of $1,852,687. This increase reflects the impact of the depletion expenses associated with new property acquisitions on the balance sheet.

General and administrative expense (G&A expense)

G&A expense for the year ended December 31, 2013 increased $616,690 from the year ended December 31, 2013 to $3,087,035. The increase was due primarily to fees charged in connection with increased staffing due to greater drilling activity.

Bank Credit Facility

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016.  The current borrowing base is $21 million. The outstanding borrowings bear interest at a rate that is currently based on the prime plus 0.0% with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  We have borrowed $12,435,610 on the credit facility at December 31, 2013.

The credit facility is secured by our assets, including the oil and gas assets, and is guaranteed by our subsidiaries.  We are also required to limit our commodity hedges to collars with no more than 75% of our projected monthly oil and gas production from our estimated proved developed producing reserves. Finally, we may not pay dividends to stockholders without the consent of Independent Bank.

The credit facility requires us to maintain certain financial ratios.  First, each quarter we must maintain an interest coverage ratio of 3:1 so that our consolidated net income, adjusted for interest expense, depreciation, depletion and amortization expenses less tax expenses and dividends/stock buybacks (“EBITDAX”) is greater than 3 times our interest expense under the credit facility.  Second, we must maintain a debt to EBITDAX ratio of less than 3.5:1 at the end of each fiscal quarter. Third, we must maintain a current ratio of at greater than 1:1 at the end of each fiscal quarter, meaning that our consolidated current assets (including the unused amount of the credit facility and excluding non-cash assets under ASC 410 and 815) must be greater than our consolidated current liabilities (excluding non-cash obligations under ASC 410 and 815 and current portion of the note under the credit facility.)

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

We also have additional affirmative and restrictive covenants. The credit agreement and related documents are attached as Exhibits 10.5.1 through 10.5.14.

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

The credit agreement prevents us from incurring indebtedness to banks or lenders, other than Independent Bank, without the consent of SOSventures, LLC.  It also prevents us from incurring most contingent obligations or liens (other than to Independent Bank).  It also restricts our ability to pay dividends, issue options and warrants and repurchase our common stock shares.  The limitation on options and warrants does not apply to equity compensation plans.

Hedging Activities

Our current hedge position consists of a mix of costless collars and put options. Up to July 31, 2014, we have hedged 3,540 bbls of crude oil per month using a combination of a 2,040 bbl / month $73 - $99 WTI costless collar and 1,500 bbl / month with $82 WTI put option.  For August 1, 2014 to December 31, 2014, we hedged 3,550 bbl / month with a $82 WTI put option.  For January 1, 2015 to October 31, 2015, we hedged 2,200 bbl / month with a $77 WTI put option.  These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. In addition, these arrangements may limit the benefit to us of increases in the price of oil. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.

Liquidity and Capital Resources

Sources and Uses of Funds

Cash flow from operations is a significant source of liquidity. We generate our operating cash flow from two primary sources:

●
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

●
Investment income, which had come from our 40% ownership in ImPetro Resources until June 2011 when we acquired 100% of ImPetro Resources, resulting in the operations and financials being consolidated into Starboard.

            Cash and cash equivalents totaled $5,794,417 as of December 31, 2013, as compared to $1,036,859 as of December 31, 2012.  Cash provided by (used in) operating activities was $11,161,743 for the year ended December 31, 2013, compared to $6,008,187 for the year ended December 31, 2012.

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

Net cash provided by financing activities was $7,972,584 for the year ended December 31, 2013, compared to $3,549,082 for the year ended December 31, 2012. These financing activities primarily reflect borrowing on our bank facility of $8,123,322 in 2013.

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

As of December 31, 2013, we had a working capital deficit of $3,081,863, which consisted of $7,825,181 of current assets offset by $10,907,044 of current liabilities. Current assets as of December 31, 2013 included cash of $5,794,417 and accounts receivable of $1,778,213. Current liabilities as of December 31, 2013 included accounts payable and accrued liabilities of $9,484,861 and revenue payable of $967,780.

 Our current credit facility is with Independent Bank (See Exhibits 10.5.1 through 10.5.14).  The $100 million secured facility has a current borrowing base of $21 million, matures in 2016, and has a prime plus 0.0% interest rate with a 4.0% floor.  We have $12,435,610 drawn on the facility at December 31, 2013

On July 25, 2013 we entered an amended credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter.  The loan under this Agreement will be secured by a second lien on the Company’s assets.  The credit agreement and the related intercreditor agreement are attached as Exhibits 10.6.1 and 10.6.2.  On March 26, 2012 we drew down the full amount of the credit facility to finance an acquisition, further described in Item 9B below.

Outlook

We believe that our future growth is dependent on our ability to continue drilling and developing our existing reserve base across our core areas in Texas and Oklahoma.  As of March 20, 2014, we have spent approximately $1.8 million of our 2014 capital expense budget.  For the full year 2014 we estimate our capital expense budget will be in the range of $10 - $15 million but may increase depending on our success in raising additional capital.  As we continue to drill and produce from our existing reserve base, we expect our unit costs to decline as our production increases. To further grow our revenues, we also expect to actively pursue an acquisition strategy that will focus on our core areas in Texas and Oklahoma.

As of March 27, 2014, we have borrowed approximately $18,768,280 on our Independent Bank credit facility which carries a $21,000,000 borrowing base.  We also borrowed the $10,000,000 SOSventures, LLC subordinated credited agreement to finance our acquisition, further described in Item 9B below.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate such estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.  Below, we have provided expanded discussion of the more significant accounting policies, estimates and judgments. We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of our consolidated financial statements.  Please read the notes to our audited consolidated financial statements included in this report for a discussion of additional accounting policies and estimates made by management.

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

Impairments

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value.  For the years ended December 31, 2013 and 2012, the Company’s impairment charges were approximately $0, and $0, respectively.

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

Goodwill

At December 31, 2013 and December 31, 2012 the Company had goodwill of $959,681.

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

Independent reserve engineers prepare the estimates of our oil and gas reserves presented in this report based on guidelines promulgated under GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission. The evaluation of our reserves by the independent reserve engineers involves their rigorous examination of our technical evaluation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information and measurements. Reservoir engineers interpret this data to determine the nature of the reservoir and ultimately the quantity of total oil and gas reserves attributable to a specific property. Our total reserves in this report include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the total reserves will be produced, the timing and ultimate recovery can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes or proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices or production equipment/facility capacity.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs at year-end. The benchmark oil and gas prices used are the preceding 12-month averages of the first-day-of-the month spot prices posted for the WTI oil and Henry Hub natural gas.  Oil prices are based on a benchmark price of $96.90 per barrel and have been adjusted by lease for gravity, transportation fees, and regional price differentials.  Gas prices per thousand cubic feet are based on a benchmark price of $3.67 per million British thermal units and have been adjusted by lease for Btu content, transportation fees, and regional price differentials.  The adjustments are based on the differential between historic oil and gas sales and the corresponding benchmark price.  While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil prices.

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

 Executive Compensation

          The Company entered into employment contracts with Michael Pawelek, Edward Shaw and Kim Vo which provide for stock grants, stock options and change of control payments.  The Company accounts for these grants, options and payments under FASB 718.

No Delayed Adoption of New or Revised Accounting Standards under the Jumpstart our Business Startups Act (JOBS ACT)

We made the irrevocable decision under the JOBS Act to implement new or revised accounting standards applicable to reporting issuers when required of reporting issuers that are not Emerging Growth Companies under the JOBS Act.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our independent accountant or principal accountant to audit our financial statements covering the period stated in this report.

We engaged Rothstein Kass on November 29, 2011, to audit our financial statements for the year December 31, 2011.   On August 23, 2012 we engaged Rothstein Kass to audit our financial statements for the year ending December 31, 2012.  On June 5, 2013, we engaged Rothstein Kass to audit our financial statements for the year ending December 31, 2013.

We have not consulted Rothstein Kass regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant’s financial statements.  Further, no written report was provided to the registrant or oral advice was provided that Rothstein Kass concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, we have not consulted Rothstein Kass regarding disagreements with a former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or a reportable event under SEC Regulation S-K Item 304(a)(1)(v).

Item 7.A Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management which may include the use of derivative financial instruments in the future.

Commodity price exposure.  We are exposed to market risk as the prices of oil and natural gas fluctuations as a result of changes in supply and demand and other factors.  To partially reduce price risk caused by these market fluctuations, we enter into derivative financial instruments to cover a portion of our future production.

We use a combination of costless (or zero-cost) collars and put options to manage risks related to changes in oil and natural gas prices.  A costless collar provides us with downside price protection through the purchase of a put option which is financed through the sale of a call option.  Because the call option proceeds are used to offset the cost of the put option, this arrangement is initially “costless” to us.

Our hedging program has a target of hedging at least 50% of our production.  The following table sets forth the summary position of our derivative contracts as of March 1, 2014:

Contract Period	Monthly Oil Volume Hedged (Bbl)	Floor Price	Ceiling Price
2014 - March to July	2,040	$73.00	$99.00
2014 - March to July	1,500	$82.00
2014 - August to December	3,550	$82.00
2015 - January to October	2,200	$77.00

Our costless collar and put options were included as a current and long-term liability in our financial statements dated December 31, 2013 in the amount of $114,021. Further information about the fair value measurement of our costless collar may be found in Note 9 to our Financial Statements included in this report.

Counterparty and customer credit risk.  Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial position, results of operations and cash flows

While we do not require our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation may include reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, its historical payment record, the financial ability of the customer’s parent company to make payment if the customer cannot and undertaking the due diligence necessary to determine credit terms and credit limits.

Impact of Inflation. Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the year ended December 31, 2013.

Although the impact of inflation has been generally insignificant in recent years, it is still a factor in the United States economy and we tend to specifically experience inflationary pressure on the cost of oilfield services and equipment with increases in oil and natural gas prices and with increases in drilling activity in our areas of operations. The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel, including hydraulic fracturing equipment and personnel, could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our financial condition, results of operations and cash flows.
.
Item 8.  Financial Statements and Supplementary Data.

Starboard Resources, Inc.’s consolidated financial statements for the fiscal year ended December 31, 2013 and the fiscal year ended December 31, 2012 are attached beginning on page F-1.

PART III

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of December 31, 2013. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.  The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act  and the exemption for an Emerging Growth Company under Section 404(b) of the Sarbanes-Oxley Act of 2002 (as amended by Section 103 of the JOBS Act.).

Item 9B. Other Information

On March 26, 2014 we acquired 5,280 gross acres (2,270 net acres) in Winkler County, Texas.  We paid $17,383,000 for the properties.  We financed this purchase with our own cash, by drawing $10,000,000 on our SOSventures LLC credit facility and by obtaining approximately $2.1 million from our bank credit facility.  Our bank credit facility has been increased to $21 million in connection with this transaction.  Our collateral pledges for our credit facilities now include these properties.  We will be filing pro forma financial statements within 45 days of the transaction on Form 8-K.

Item 10.  Directors, Executive Officers and Corporate Governance

MANAGEMENT AND DIRECTORS

Each of our executive officers shall serve until his successor is elected and qualified. Each member of our board of directors serves until the next annual meeting of stockholders unless removed for breaches of director duties under our By-laws. The directors listed below were appointed in connection with the adoption of our Amended and Restated Limited Liability Company Operating Agreement dated January 20, 2012 and will serve until the Company’s next annual meeting or until their earlier resignation.

Name	Age	Position
Michael Pawelek (1)	55	Chief Executive Officer and Director
Edward Shaw	51	Chief Operating Officer
Eric Alfuth	38	Chief Financial Officer
Kim Vo	41	Chief Accounting Officer
Bill Liao (1)	46	Director and Chairman of Board of Directors
Charles S. Henry, III (1)	45	Director
Peter Benz(1)	53	Director
Craig Dermody (1)	55	Director
 ____________________
(1)
Pawelek, Liao, Henry, Benz and William Mahoney were elected to the Board pursuant Starboard Resources, LLC Restated and Amended Operating Agreement dated January 20, 2012, which provided for the designation of new members of the board of directors.  Craig Dermody was elected to the Board of Directors in May 2012 pursuant to the Operating Agreement.  Under that Agreement one designated director was the Chief Executive Officer (Michael Pawelek), one director was designated by SOSventures, LLC (Bill Liao), one director was designated by Summerline Asset Management, LLC on behalf of Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC (Peter Benz), and one director was designated by Asym Energy Investments LLC (Craig Dermody).  Additionally, two other directors, designated “independent directors” were designated under the Operating Agreement, Charles Henry, III and William Mahoney. William Mahoney resigned from the Board of Directors in April 2013 for personal reasons and has not been replaced.  He subsequently passed away.  The same director structure and designations were carried over to Starboard Resources, Inc. upon its conversion from a limited liability company.

Michael Pawelek became a Director of our Company on January 20, 2012 and has been our and Chief Executive Officer since our acquisition of the assets of ImPetro Resources LLC on June 10, 2011. Mr. Pawelek has over 27 years of exploration and production and oilfield services industries experience. Prior to Starboard, he was the CEO and President of ImPetro Resources LLC from 2010 to 2011 and CEO and President of South Texas Oil Company in 2009.  South Texas Oil Company was a reporting company that filed bankruptcy in 2009 in San Antonio, Texas in Cause No. 09-54233 and was liquidated in bankruptcy.  From 2004 to 2008 Mr. Pawelek was President of BOSS Exploration & Production Corporation, a privately held Gulf Coast exploration and production company.   Mr. Pawelek began his career as a geophysicist with Clayton Williams Company; was a district geophysicist with TXO Production Corporation; founded CPX Petroleum which drilled over 60 wells under his management; founded and was the CEO of Universal Seismic Associates, Inc.; served as VP of Operations of Amenix USA, Inc., a private exploration and production company focused on oil and natural gas exploration in Louisiana and served as President of Sonterra Resources, Inc., a company that has oil and natural gas assets in Texas state waters in Matagorda Bay. He received a BS degree in Petroleum Engineering from Texas A&M. As a result of these professional experiences, Mr. Pawelek possesses particular knowledge and experience in the operations of oil and gas companies that strengthen the board’s collective qualifications, skills, and experience.

Edward Shaw has been our Chief Operating Officer since our acquisition of the assets of ImPetro Resources LLC on June 10, 2011.  Mr. Shaw was Chief Operating Officer of ImPetro Resources LLC from 2010-2011.  From 2005 to 2009 Mr. Shaw was COO and Vice-President of Operations for Nutek Oil and South Texas Oil Company.  South Texas Oil Company was a reporting company that filed bankruptcy in 2009 in San Antonio, Texas in Cause No. 09-54233 and was liquidated in bankruptcy.  Mr. Shaw began his career as a systems analyst before becoming involved in the oil and gas industry. He has prior experience in Saudi Arabia and in New Zealand researching and developing methods of monitoring oil wells to optimize production, including using existing products integrated with emerging telemetry technologies. He holds a Diploma in Electrical Engineering.

Eric Alfuth has been our Chief Financial Officer since June 2012.  From January 2012 to June 2012 Mr. Alfuth consulted for the Company.  From May 2009 to December 2011 Mr. Alfuth was a principal, portfolio manager and director of fixed income for Hourglass Capital where he worked on high yield debt, distressed debt, and private equity energy investments.  From September 2007 to May 2009 Mr. Alfuth was a Senior Investment Manager – Fixed Income for AIG Investments.  From September 2003 to September 2007 Mr. Alfuth was a Senior Investment Analyst – Fixed Income for AIG Investments. Prior to joining AIG Investments, Mr. Alfuth was a sell-side equity analyst with Prudential Securities where he helped cover the natural gas and electric utility sectors for an institutional investor team.  He received both an undergraduate degree in Finance and an MBA from Texas A&M University.

Kim Vo has been our Controller and Chief Accounting Officer since our acquisition of the assets of ImPetro Resources LLC on June 10, 2011. Ms. Vo previously worked as the Controller of ImPetro Resources from February 2010 to June 2011 and the Controller of South Texas Oil Company from June 2008 to January 2010.  Previously Starboard, Ms. Vo was the controller for Blackbrush Oil & Gas and Aminex USA. Ms. Vo earned a Masters in Professional Accounting and BBA from the University of Texas at Austin.

Bill Liao became a Director and Chairman of the Board of Directors of our Company on January 20, 2012. Mr. Liao has extensive experience with public company dynamics, governance and investor relations.  Mr. Liao has been a venture partner with SOSventures, LLC since 2011.  Mr. Liao was also a director of XING AG from 2003 to 2009.  XING AG is listed on the Frankfurt stock exchange.  Mr. Liao also has worked in the commodities trading arena with several boutique Swiss investment funds and has established BandWithVentures an Irish based tech startup.  As a result of these professional experiences, Mr. Liao possesses particular knowledge and experience in developing companies that strengthen the board’s collective qualifications, skills, and experience. Mr. Liao serves on our Audit Committee and Compensation Committee.

Charles S. Henry III became a Director of our Company on January 20, 2012. Since August 2007 Mr. Henry has been a Senior Geological Advisor for the Gulf of Mexico for Energy XXI (Bermuda) Limited. (NASDAQ: EXXI).  Energy XXI’s oil and gas operations focus on South Louisiana and the Gulf of Mexico and do not overlap with the Company’s oil and gas operations onshore in Texas and Oklahoma. From 2006 to 2007 Mr. Henry worked as a Senior Asset Geoscientist for Energy Partners, Ltd. focusing on South Louisiana exploration.  From 2002 to 2006 Mr. Henry was a Senior Geologist for Domination Exploration & Production, Inc. focusing on South Louisiana exploration.  Mr. Henry has a B.S in Geology from Louisiana State University, a M.S. in Geology from the University of New Orleans and a M.B.A. from Tulane University.  As a result of these professional experiences and academic training, Mr. Henry possesses particular knowledge and experience in understanding and advising on geological and oil and gas issues involving our current and accretive oil and gas properties that strengthen the board’s collective qualifications, skills, and experience.  Mr. Henry serves on our Compensation Committee.

Mr. Henry is a respondent in an arbitration filed by Gregory Imbruce and business entities controlled by Mr. Imbruce.  On March 18, 2014, Gregory Imbruce, Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar, LLC, Asym Capital III LLC, Glenrose Holdings, LLC and Asym Energy Investment LLC filed a claim through the American Arbitration Association against Charles S. Henry, III, John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otierno, SOSventures LLC, Bradford Higgins, William Mahoney, Edwards M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP and named other limited partners in the partnerships as relief defendants.  Claimants make the following claims against Mr. Henry: (i) breach  of limited partnership agreements; (ii) breach of implied covenant of good faith and fair dealing; (iii) conversion of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (iv) theft of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (v) unjust enrichment; (vi) violations of the Delaware Uniform Limited Partnership Act; and (vii) breach of fiduciary duty.   The claimants seek declaratory and injunctive relief as to who has authority to act as general partner of the partnerships, constructive trust on our common stock shares previously distributed to limited partners in the partnerships and damages. Mr. Henry had previously made claims in 2012 in litigation against Mr. Imbruce and the other claimants in Connecticut Superior Court. Mr. Henry and the other claimants allege fiduciary duty breaches, conversion, civil theft, violations of Connecticut Unfair Trade Practices Act, unjust enrichment, common law fraud, negligence, fraudulent conveyance and civil conspiracy and seek damages, injunctive relief, a constructive trust and an accounting.

Peter Benz became a Director of our Company on January 20, 2012. Mr. Benz serves as the Chairman and Chief Executive Officer of Viking Asset Management, LLC and is a member of its Investment Committee. He has been affiliated with Viking Asset Management, LLC since 2001.  His responsibilities include assuring a steady flow of candidate deals, making asset allocation and risk management decisions and overseeing all business and investment operations. He has more than 25 years of experience specializing in investment banking and corporate advisory services for small growth companies in the areas of financing, merger/acquisition, funding strategy and general corporate development. Prior to founding Viking in 2001, Mr. Benz founded Bi Coastal Consulting Company where he advised hundreds of companies regarding private placements, initial public offerings, secondary public offerings and acquisitions. He has founded three public companies and served as a director for four other public companies. Prior to founding Bi Coastal Consulting, Mr. Benz was responsible for private placements and investment banking activities at Gilford Securities in New York, NY. Mr. Benz is a graduate of Notre Dame University. As a result of these professional experiences, Mr. Benz possesses particular knowledge and experience in developing companies and capital markets that strengthen the board’s collective qualifications, skills, and experience.  Mr. Benz serves on our Audit Committee.

Craig Dermody became a Director of our Company on May 20, 2012. Mr. Dermody brings over 30 years of experience in the institutional investment securities industry. Mr. Dermody is currently a partner with the energy investment banking security firm of Johnson Rice & Co. LLC.  Mr. Dermody has been employed by Johnson Rice since 1994. Prior to Johnson Rice, he was a Sr. Vice President with Prudential Securities and a Sr. Vice President with Howard Weil Labouisse Friedrichs, where he began his career in 1981. He served on the Board of Directors of Halter Environmental, a company focused on oil spill recovery vessels from 1990-1991. Mr. Dermody received his BS from Southeastern Louisiana University. As a result of these professional experiences, Mr. Dermody possesses particular knowledge and experience in developing companies and capital markets that strengthen the board’s collective qualifications, skills, and experience.  Mr. Dermody serves on our Audit Committee and Compensation Committee.

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

d. amend, modify or waive any provision of the Company’s certificate of incorporation or bylaws; or

e. sell all or substantially all of the assets of the Company or its subsidiaries.

PROMOTER

Gregory Imbruce, acting alone or in conjunction with one or more other persons, directly or indirectly took initiative in founding and organizing Starboard Resources LLC in June 2011.  Thus Mr. Imbruce is defined as a “Promoter” under SEC Rule 405.  Mr. Imbruce was a Company director from its founding to April 2012.  Mr. Imbruce is the founder and Managing Director of Asym Energy Investments, LLC, formed in 2009, and related business entities.  On March 7, 2012 the FINRA National Adjudicatory Council found that Mr. Imbruce “violated Exchange Act Rule 105 and NASD Rule 2110" because he “purchased securities in a secondary public offering from a participating underwriter, after he sold the subject securities short during the restricted period.”  The National Adjudicatory Council fined Mr. Imbruce $5,000 and imposed a ten business day suspension.  On July 18, 2012 Mr. Imbruce was named a defendant in Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause Nos. FST-CV-12-5013927-S and FST-CV-12-6014987-S, styled Charles Henry III, Ahmed Ammar, John P. Vaile as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, LLC, Bradford Higgins, William Mahoney, Robert J. Conrads, Edward M. Conrads, William F. Pettinati, Jr. individually and derivatively on behalf of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP v. Gregory Imbruce, Giddings Investments LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC, Starboard Resources, Inc., Glenrose Holdings LLC and Asym Energy Investments LLC.  This lawsuit was originally filed on July 18, 2012.  The Plaintiffs allege fiduciary duty breaches, conversion, civil theft, violations of Connecticut Unfair Trade Practices Act, unjust enrichment, common law fraud, negligence, fraudulent conveyance and civil conspiracy and seek damages, injunctive relief, a constructive trust and an accounting.  These allegations focus on the issuance of 550,000 Starboard Resources LLC Units to “Giddings Investments, LLC.”  The allegations claim that this issuance was derived from the conversion of participation rights in Company wells that belong to Giddings Oil & Gas LP.  The lawsuit makes several other claims of breaches of duties by Defendants in connection with Defendants or their affiliates serving as general partners of Giddings Oil & Gas LP, Asym Energy Fund III LP, and Hunton Oil Partners LP.  Mr. Imbruce denies the allegations.

On December 17, 2013 the Connecticut Banking Commissioner issued an Order to Cease and Desist, Notice of Intent to Fine and Notice of Right to Hearing against Gregory Imbruce, Hunton Oil Partners LP, Hunton Oil Genpar LLC, Giddings Oil & Gas LP, Giddings Genpar LLC, Asym Energy Fund III LP and Asym Capital III LP in Docket No. CF-13-8064-8 (“Order”).  The Order includes findings that the respondents:

1)	violated Section 36b-16 of the Connecticut Securities Act by offering and selling unregistered securities;
2)	violated Section 36b-6(c)(1) of the Connecticut Securities Act by acting as an unregistered adviser (Hunton Oil Genpar, LLC, Giddings Genpar LLC and Asym Capital III LLC only);
3)	violated Section 36b-6(c)(2) of the Connecticut Securities Act by acting as an unregistered investment adviser agent (Imbruce only);
4)	violated Section 36b-6(c)(3) of the Connecticut Securities Act by engaging an unregistered investment adviser agent (Hunton Oil Genpar, LLC, Giddings Genpar LLC and Asym Capital III LLC only);
5)	violated Section 36b-4(a) of the Connecticut Securities Act by committing fraud in connection with the offer and sale of securities;
6)	violated Section 36b-23 of the Connecticut Securities Act by making a misleading statement to the Connecticut Department of Banking Division of Securities (Imbruce only);
7)	violated Section 36b-6(b) of the Connecticut Securities Act by employing an unregistered agent of the Issuer (Asym Energy Fund III LP only).

The hearing on this matter is set for May 20, 2014.

Evaluation of Section 16 Compliance

The Company became a publicly reporting securities issuer on August 6, 2013.  Officers and directors (except two directors) timely filed Forms 3 at that time.  Craig Dermody and Charles S. Henry, III filed their Forms 3 on March 10 and March 6, 2014.  Rubicon Resources, Inc., of which Mr. Dermody is a beneficial owner, received a distribution of stock on or about February 25, 2014.  This ownership was reported in the Form 3 on March 10, 2014 and in a Form 4 filed on March 25, 2014.  Mr. Henry received our common stock on or about February 25, 2014.  This ownership was reported in his Form 3 and Form 4 both filed March 6, 2014.

Company officers now have powers of attorney for directors and the Company anticipates being able to facilitate timely filing of Section 16 forms for directors.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees.  The Code of Ethics will be posted the Company’s website at www.starboardresources.com.

Item 11.  Executive Compensation

     The Company entered into employment contracts with Michael Pawelek, Edward Shaw and Kim Vo which provide for stock grants, stock options and change of control payments.  The Company accounts for these grants, options and payments under FASB 718.

Financial Restatement. Currently, the Company does not have an official policy in place governing retroactive modifications to any cash or equity-based incentive compensation paid to the Named Executive Officers where the payment of such compensation was predicated upon the achievement of specified financial results that were subsequently the subject of a restatement. The Company will, if the need arises, make a determination as to whether and to what extent compensation should be clawed back should there be a financial restatement.

Stock Ownership Requirements. The Company does not maintain a policy relating to stock ownership guidelines or requirements for its Named Executive Officers. The Company does not believe it is necessary to impose such a policy on the executive officers. The Named Executive Officers, as a group, held approximately 0% of the Company’s stock as of December 31, 2012. If circumstances change, the Compensation Committee will review whether such a policy is appropriate for its executive officers.

Trading in the Company’s Stock Derivatives. The Company does not currently have a policy in place prohibiting executive officers of the Company from purchasing or selling options on the Company’s common stock, engaging in short sales with respect to the Company’s common stock, or trading in puts, calls, straddles, equity swaps or other derivative securities that are directly linked to the Company’s common stock. The Company is not aware that any of the executive officers have entered into these types of arrangements.

Tax Deductibility of the Named Executive Officers’ Incentive and Equity Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for compensation over $1.0 million paid to a corporation’s Principal Executive Officer and the three (3) other most highly compensated executive officers (excluding the Principal Financial Officer). In connection with the compensation of the Company’s executive officers, the Company is aware of Code section 162(m) as it relates to deductibility of qualifying compensation paid to executive officers. The Company attempts, where practical, to comply with the requirements of Code section 162(m) so that all compensation is deductible.

Employment Agreements. In 2012 the Company executed employment agreements with the Chief Executive Officer, the Chief Operating Officer and the Controller. To date, none of these employment agreements were approved by shareholders.  Further, none of these employment agreements involve securities issued under a shareholder-approved equity compensation plan.  The Company anticipates seeking shareholder approval of these employment agreements at its next shareholder meeting.  Indeed, these employment agreements require that such approval be sought “promptly.” If it does not obtain such shareholder approval, the Company and the employees could be at risk of the following:

1)	violating exchange listing rules that requiring equity compensation paid to employees and directors receive approval by shareholder vote;

2)	incurring liability under Internal Revenue Code Sections 162(m), 280G and 409A; and

3)	losing the exemption to liability under Section 16(b) of the Securities Exchange Act found in SEC Rule 16b-3.

Michael Pawelek—Chief Executive Officer

Mr. Pawelek’s current employment agreement was entered into as of April 1, 2012 and is for a term of three years. At the conclusion of that term, Mr. Pawelek would be an at-will employee.

Under the agreement, Mr. Pawelek serves as the Chief Executive Officer of the Company. Pursuant to the agreement, Mr. Pawelek will receive a $200,000 annual base salary for the period beginning on the Commencement Date (April 1, 2012) and for each subsequent year through the ending date of the agreement. Mr. Pawelek is also entitled to earn an annual performance bonus. The amount of the annual bonus is targeted at 100% of his annual base salary, based upon performance criteria established by the Committee. The amount of the actual annual bonus can be less than or more than the target annual bonus, but in no event will it exceed 200% of the then applicable base salary.

According to the terms of the agreement, Mr. Pawelek also received a grant of 116,550 shares of restricted stock (“ Pawelek Restricted Shares ”) payable upon: (1) the Company obtaining of an effective underwritten registration statement under the Securities Act of 1933 (“IPO”), (2) the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company that involves a change of 50% or more of the directly or indirectly held beneficial ownership of the Company; or 3) March 1, 2015, all so long as Mr. Pawelek is employed on the vesting dates.

Mr. Pawelek will further receive a stock grant upon the Company’s IPO equal to 1% of the difference between Company’s market capital based on its underwritten IPO price and the Company’s book value at the time of the IPO based upon pricing such shares at the IPO price. Upon the IPO Mr. Pawelek will also receive two sets of options from the Company.  The first set of options is options to purchase 1.0% of fully-diluted capital stock as of the IPO date at 100% of underwritten IPO price.  These options will vest after two years after the IPO date and carry a ten year term and with cashless exercise provisions. The second set of options is options to purchase 1.0% of the Company’s fully-diluted capital stock as of the second anniversary of IPO date at 100% of closing sale price on second anniversary of IPO date. These options will vest after six years and carry a ten year term and with cashless exercise provisions.

Finally, Mr. Pawelek will receive: (1) .75% of the “Net Proceeds” of the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company that involves a change of 50% or more of the directly or indirectly held beneficial ownership of the Company that closes before September 1, 2012; or (2) .4% of such Net Proceeds for a transaction that closes before March 1, 2013. “Net Proceeds” means the proceeds actually received by the Company and/or its stockholders from the transaction in excess of the relevant transaction costs and the aggregate consideration received by the Company for all issued and outstanding shares of capital stock (including all securities and other instruments convertible into the common stock)

Mr. Pawelek is entitled to participate in employee benefit plans, including executive bonus plans, cash bonus awards and long-term incentive plans that are generally made available by the Company to its senior executives.  The Company will also provide health, dental, disability and life insurance to Mr. Pawelek under such group plans as the Company has available to all its full-time employees.

Mr. Pawelek will also receive reimbursement of all reasonable and necessary out-of-pocket expenses incurred by him while working on behalf of the Company.

Mr. Pawelek is entitled to receive 30 days’ pay plus accrued vacation pay and reimbursable expenses upon termination of the employment agreement for death, disability or a termination for cause.  “Cause” includes Mr. Pawelek: (1) engaging in dishonesty in the performance of his duties; (2) being convicted or entering a plea of guilty or nolo contendere to any felony or to any misdemeanor involving moral turpitude; (3) breaching a material covenant in his employment agreement that is not cured within 30 days of written notice of such breach; (4) committing willful misconduct, bad faith, fraud or gross negligence in fulfilling his responsibilities for the Company or its subsidiaries; or (5) committing an act of fraud, embezzlement or similar crime against any individual or entity.

If Mr. Pawelek is terminated without Cause or terminates his employment agreement for a “Good Reason” he would be due the payment of his base salary for the lesser of one year or the period remaining on his employment agreement.  “Good Reason” means: (1) a material breach of the employment agreement by the Company; (2) a reduction in Mr. Pawelek’s base salary; or (3) the Company moving its principal offices from San Antonio, Texas.  All these “Good Reasons” are subject to notice provisions to the Company within 90 days of the event and a 30 day cure period for the Company.

            Mr. Pawelek’s employment agreement is attached as Exhibit 10.1.

Edward Shaw—Chief Operating Officer

Mr. Shaw’s current employment agreement was entered into as of April 1, 2012 and is for a term of three years. At the conclusion of that term, Mr. Shaw would be an at-will employee.

Under the agreement, Mr. Shaw serves as the Chief Operating Officer of the Company. Pursuant to the agreement, Mr. Shaw will receive a $158,000 annual base salary for the period beginning on the Commencement Date (April 1, 2012) and for each subsequent year through the ending date of the agreement. Mr. Shaw is also entitled to earn an annual performance bonus. The amount of the annual bonus is targeted at 100% of his annual base salary, based upon performance criteria established by the Committee. The amount of the actual annual bonus can be less than or more than the target annual bonus, but in no event will it exceed 200% of the then applicable base salary.

According to the terms of the agreement, Mr. Shaw also received a grant of 116,550 shares of restricted stock (“ Shaw Restricted Shares ”) payable upon: (1) the Company obtaining of an effective underwritten registration statement under the Securities Act of 1933 (“IPO”), (2) the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company that involves a change of 50% or more of the directly or indirectly held beneficial ownership of the Company; or 3) March 1, 2015, all so long as Mr. Shaw is employed on the vesting dates.

Mr. Shaw will further receive a stock grant upon the Company’s IPO equal to 1% of the difference between Company’s market capital based on its underwritten IPO price and the Company’s book value at the time of the IPO based upon pricing such shares at the IPO price. Upon the IPO Mr. Shaw will also receive two sets of options from the Company.  The first set of options is options to purchase 1.0% of fully-diluted capital stock as of the IPO date at 100% of underwritten IPO price.  These options will vest after two years after the IPO date and carry a ten year term and with cashless exercise provisions. The second set of options is options to purchase 1.0% of the Company’s fully-diluted capital stock as of the second anniversary of IPO date at 100% of closing sale price on second anniversary of IPO date. These options will vest after six years and carry a ten year term and with cashless exercise provisions.

Finally, Mr. Shaw will receive: (1) .75% of the “Net Proceeds” of the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company that involves a change of 50% or more of the directly or indirectly held beneficial ownership of the Company that closes before September 1, 2012; or (2) .4% of such Net Proceeds for a transaction that closes before March 1, 2013. “Net Proceeds” means the proceeds actually received by the Company and/or its stockholders from the transaction in excess of the relevant transaction costs and the aggregate consideration received by the Company for all issued and outstanding shares of capital stock (including all securities and other instruments convertible into the common stock)

Mr. Shaw is entitled to participate in employee benefit plans, including executive bonus plans, cash bonus awards and long-term incentive plans that are generally made available by the Company to its senior executives.  The Company will also provide health, dental, disability and life insurance to Mr. Shaw under such group plans as the Company has available to all its full-time employees.

Mr. Shaw will also receive reimbursement of all reasonable and necessary out-of-pocket expenses incurred by him while working on behalf of the Company.

Mr. Shaw is entitled to receive 30 days’ pay plus accrued vacation pay and reimbursable expenses upon termination of the employment agreement for death, disability or a termination for cause.  “Cause” includes Mr. Shaw: (1) engaging in dishonesty in the performance of his duties; (2) being convicted or entering a plea of guilty or nolo contendere to any felony or to any misdemeanor involving moral turpitude; (3) breaching a material covenant in his employment agreement that is not cured within 30 days of written notice of such breach; (4) committing willful misconduct, bad faith, fraud or gross negligence in fulfilling his responsibilities for the Company or its subsidiaries; or (5) committing an act of fraud, embezzlement or similar crime against any individual or entity.

If Mr. Shaw is terminated without Cause or terminates his employment agreement for a “Good Reason” he would be due the payment of his base salary for the lesser of one year or the period remaining on his employment agreement.  “Good Reason” means: (1) a material breach of the employment agreement by the Company; (2) a reduction in Mr. Shaw’s base salary; or (3) the Company moving its principal offices from San Antonio, Texas.  All these “Good Reasons” are subject to notice provisions to the Company within 90 days of the event and a 30 day cure period for the Company.

            Mr. Shaw’s employment agreement is attached as Exhibit 10.2.

Eric Alfuth – Chief Financial Officer

Mr. Alfuth serves as our chief financial officer.  He is paid $15,000 per month.  He has no employment term, no contingent compensation, no change of control compensation and no options.

Kim Vo – Controller

Ms. Vo’s current employment agreement was entered into as of April 1, 2012 and is for a term of three years. At the conclusion of that term, Ms. Vo would be an at-will employee.

Under the agreement, Ms. Vo serves as the Controller of the Company. Pursuant to the agreement, Ms. Vo will receive a $95,000 annual base salary for the period beginning on the Commencement Date (April 1, 2012) and for each subsequent year through the ending date of the agreement. Ms. Vo is also entitled to earn an annual performance bonus. The amount of the annual bonus is targeted at 100% of her annual base salary, based upon performance criteria established by the Committee. The amount of the actual annual bonus can be less than or more than the target annual bonus, but in no event will it exceed 200% of the then applicable base salary.

According to the terms of the agreement, Ms. Vo also received a grant of 116,550 shares of restricted stock (“Vo Restricted Shares ”) payable upon: (1) the Company obtaining of an effective underwritten registration statement under the Securities Act of 1933 (“IPO”), (2) the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company that involves a change of 50% or more of the directly or indirectly held beneficial ownership of the Company; or 3) March 1, 2015, all so long as Ms. Vo is employed on the vesting dates.

Ms. Vo will further receive a stock grant upon the Company’s IPO equal to 1% of the difference between Company’s market capital based on its underwritten IPO price and the Company’s book value at the time of the IPO based upon pricing such shares at the IPO price. Upon the IPO Ms. Vo will also receive two sets of options from the Company.  The first set of options is options to purchase 1.0% of fully-diluted capital stock as of the IPO date at 100% of underwritten IPO price.  These options will vest after two years after the IPO date and carry a ten year term and with cashless exercise provisions. The second set of options is options to purchase 1.0% of the Company’s fully-diluted capital stock as of the second anniversary of IPO date at 100% of closing sale price on second anniversary of IPO date. These options will vest after six years and carry a ten year term and with cashless exercise provisions.

Finally, Ms. Vo will receive: (1) .75% of the “Net Proceeds” of the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company that involves a change of 50% or more of the directly or indirectly held beneficial ownership of the Company that closes before September 1, 2012; or (2) .4% of such Net Proceeds for a transaction that closes before March 1, 2013. “Net Proceeds” means the proceeds actually received by the Company and/or its stockholders from the transaction in excess of the relevant transaction costs and the aggregate consideration received by the Company for all issued and outstanding shares of capital stock (including all securities and other instruments convertible into the common stock).

Ms. Vo is entitled to participate in employee benefit plans, including executive bonus plans, cash bonus awards and long-term incentive plans that are generally made available by the Company to its senior executives.  The Company will also provide health, dental, disability and life insurance to Ms. Vo under such group plans as the Company has available to all its full-time employees.

Ms. Vo will also receive reimbursement of all reasonable and necessary out-of-pocket expenses incurred by her while working on behalf of the Company.

Ms. Vo is entitled to receive 30 days’ pay plus accrued vacation pay and reimbursable expenses upon termination of the employment agreement for death, disability or a termination for cause.  “Cause” includes Ms. Vo: (1) engaging in dishonesty in the performance of her duties; (2) being convicted or entering a plea of guilty or nolo contendere to any felony or to any misdemeanor involving moral turpitude; (3) breaching a material covenant in her employment agreement that is not cured within 30 days of written notice of such breach; (4) committing willful misconduct, bad faith, fraud or gross negligence in fulfilling her responsibilities for the Company or its subsidiaries; or (5) committing an act of fraud, embezzlement or similar crime against any individual or entity.

            If Ms. Vo is terminated without Cause or terminates her employment agreement for a “Good Reason” she would be due the payment of her base salary for the lesser of one year or the period remaining on her employment agreement.  “Good Reason” means: (1) a material breach of the employment agreement by the Company; (2) a reduction in Ms. Vo’s base salary; or (3) the Company moving its principal offices from San Antonio, Texas.  All these “Good Reasons” are subject to notice provisions to the Company within 90 days of the event and a 30 day cure period for the Company.

Ms. Vo’s employment agreement is attached as Exhibit 10.3.

Summary Compensation Table

The Summary Compensation Table below displays the total compensation awarded to, earned by or paid to the Named Executive Officers for the fiscal years ending December 31, 2013 and 2012. All amounts shown below are in dollars.

Name and Principal Position	Year	Salary	Bonus	Stock Award(s)			Option Award(s)	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compe- nsation	Total
Michael Pawelek	2013	$200,000	$-		$-		-	$-	$-	$-	$200,000
Chief Executive Officer	2012	$200,000	$-		$1,165,500	(1)	-	$-	$-	$-	$1,365,500
Edward Shaw	2013	$158,000	$-		$-		-	$-	$-	$-	$158,000
Chief Operating Officer	2012	$158,000	$-		$1,165,500	(1)	-	$-	$-	$-	$1,323,500
Eric Alfuth	2013	$180,000	$-		$-		-	$-	$-	$-	$180,000
Chief Financial Officer	2012	$138,304	$-		$-		-	$-	$-	$-	$138,304
N. Kim Vo	2013	$95,000	$-	$			-	$-	$-	$-	$95,000
Controller	2012	$95,000	$-		$1,165,500	(1)	-	$-	$-	$-	$1,260,500

(1)
Under their employment agreements, Michael Pawelek, Edward Shaw and Kim Vo will each earn 116,550 common stock shares as of March 1, 2015 provided they continue to be employed by the Company.  These common stock grants were not made pursuant to an equity compensation or stock grant plan.  The stock awards were valued at $10 per share under FASB ASC Topic 718 in 2012 when the Company was a private company. The Company currently has no market for its common stock shares.

OUTSTANDING EQUITY AND GRANTS OF PLAN-BASED AWARDS

The Company granted no plan-based awards in 2013 or 2012.  The Outstanding Equity Awards at Fiscal Year End Table reflects each Named Executive Officer’s unexercised option award holdings and unvested restricted stock awards at December 31, 2012 on an individual award basis.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Other Rights That Have Not Vested
Michael Pawelek	—	—	—	—	—	116,550	(1)	—	—	—
Edward Shaw	—	—	—	—	—	116,550	(1)	—	—	—
Kim Vo	—	—	—	—	—	116,550	(1)	—	—	—
Eric Alfuth	—	—	—	—	—				—	—

(1)
Under their employment agreements, Michael Pawelek, Edward Shaw and Kim Vo will each earn 116,550 common stock shares as of March 1, 2015 provided they continue to be employed by the Company.  These common stock grants were not made pursuant to an equity compensation or stock grant plan.  The Company currently has no market for its common stock shares.

OPTION EXERCISES AND STOCK VESTED

The Option Exercises and Stock Vested Table reflects the stock options actually exercised by, and shares of stock that vested for, each of the Named Executive Officers during 2013.

	Option Awards		Stock Awards
	Number of Shares Acquired On Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Michael Pawelek	—	—	—	—
Edward Shaw	—	—	—	—
Kim Vo	—	—	—	—
Eric Alfuth	—	—	—	—

No stock options or awards were earned or exercised by the Named Executive Officers in 2013.  The Company entered employment agreements in 2013 with Mr. Pawelek, Mr. Shaw and Ms. Vo that provide for the vesting of options contingent on the Company’s underwritten initial public offering or change of control.  No options have been awarded to date under these agreements.

The Company does not provide pension benefits to the Named Executive Officers.

The Company does not provide nonqualified deferred compensation benefits to the Named Executive Officers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

This section discusses the incremental compensation that would be payable by the Company to each Named Executive Officer in the event of the Named Executive Officer’s termination of employment with the Company under various scenarios (“ termination events ”) including 1) voluntary resignation; 2) involuntary termination; 3) termination without cause or for Good Reason in connection with a change in control; 4) termination in the event of disability; and 5) termination in the event of death.

The Company does not have a stock trading price.  It cannot present calculations based on a stock trading price.

Pursuant to applicable SEC rules, the analysis contained in this section does not consider or include payments made to a Named Executive Officer with respect to contracts, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation, in favor of executive officers of the Company and that are available generally to all salaried employees, such as the Company’s 401(k) Plan. The actual amounts that would be paid upon a Named Executive Officer’s termination of employment can only be determined at the time of such executive officer’s termination from the Company. Due to the number of factors that affect the nature and amount of any compensation or benefits provided upon the termination events, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event and the Company’s stock price

Michael Pawelek, Edward Shaw and Kim Vo

We entered into employment agreements with Michael Pawelek, Edward Shaw and Kim Vo effective as of April 1, 2012.  We previously did not have a written employment agreement with them.  These agreements have initial three (3) year terms. Mr. Pawelek, Mr. Shaw and Ms. Vo would be at-will employees thereafter.

Mr. Pawelek, Mr. Shaw, and Ms. Vo will each be entitled to receive 30 days’ pay plus accrued vacation pay and reimbursable expenses upon termination of the employment agreement for death, disability or a termination for cause.  “Cause” includes Mr. Pawelek, Mr. Shaw or Ms. Vo: (1) engaging in dishonesty in the performance of his or her duties; (2) being convicted or entering a plea of guilty or nolo contendere to any felony or to any misdemeanor involving moral turpitude; (3) breaching a material covenant in his or her employment agreement that is not cured within 30 days of written notice of such breach; (4) committing willful misconduct, bad faith, fraud or gross negligence in fulfilling his or her responsibilities for the Company or its subsidiaries; or (5) committing an act of fraud, embezzlement or similar crime against any individual or entity.

If Mr. Pawelek, Mr. Shaw or Ms. Vo is terminated without Cause or terminates his or her employment agreement for a “Good Reason” he or she would be due the payment of his or her base salary for the lesser of one year or the period remaining on his or her employment agreement.  “Good Reason” means: (1) a material breach of the employment agreement by the Company; (2) a reduction in Mr. Pawelek’s, Mr. Shaw’s or Ms. Vo’s base salary; or (3) the Company moving its principal offices from San Antonio, Texas.  All these “Good Reasons” are subject to notice provisions to the Company within 90 days of the event and a 30 day cure period for the Company.

Eric Alfuth is employed on a month-to-month basis at $15,000 per month.

COMPENSATION OF DIRECTORS

Non-employee members of the Board of Directors have not been paid in the past for participation on the Board or on Board committees.  Further, the Board of Directors has not adopted any policy on paying members of the Board of Directors.  Finally, none of the members of the Board of Directors have a written agreement with the Company.  Mr. Michael Pawelek serves as a Director but is not entitled to any additional compensation for such service.

The Director Compensation Table below displays the total compensation awarded to, earned by or paid to Directors for the fiscal year ending December 31, 2013. All amounts shown below are in dollars.

Name	Fees Earned or Paid in Cash	Stock Awards ($) (c)		Option Awards ($) (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Michael Pawelek (1)	$200,000	$		—	—	—	—	$200,000
Bill Liao	—		—	—	—	—	—	—
Peter Benz	—		—	—	—	—	—	—
Charles Henry, III	—		—	—	—	—	—	—
William Mahoney	—		—	—	—	—	—	—
Craig Dermody	—		—	—	—	—	—	—

(1)	Includes compensation for serving as Chief Executive Officer.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2013, we had no approved equity compensation plan.

The following tables show the security ownership of certain beneficial owners and management as of March 19, 2014.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Common Stock	Bradford R. Higgins(2)	235,825	1.9076%
Common Stock	LMIF Investments, LLC(3)	750,514	6.0710%
Common Stock	Longview Marquis Master Fund, L.P. (3)	876,957	7.0938%
Common Stock	Estate of William Mahoney(4)	981,038	7.9357%
Common Stock	Sean O'Sullivan Revocable Living Trust(5)	532,139	4.3045%
Common Stock	SMF Investments, LLC(3)	547,307	4.4272%
Common Stock	SOSventures, LLC(5)	4,060,805	32.8482%
Common Stock	Shares Interplead into Connecticut Superior Court(6)	2,190,891	17.7223%

(1)
Beneficial ownership number and percentage is based upon shares of common stock as of March 18, 2014. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As a result, the denominator used in calculating the beneficial ownership among our stockholders may differ.

(2)	Stockholder’s address is 1079 Oenoke Ridge, New Canaan, CT 06840. Stockholder is part of a group with SOSventures, LLC and Sean O’Sullivan Revocable Living Trust.
(3)
Stockholders’ address is c/o Viking Asset Management, LLC, 66 Bovet Road, Suite 320, San Mateo, CA 99402.  The natural persons with ultimate voting or investment control over the common stock shares held by Longview Marquis Master Fund, L.P., LMIF Investments, LLC and SMF Investments, LLC are Peter Benz, S. Michael Rudolph and Merrick Okamoto.  Peter Benz is a Company director.  Due to Mr. Benz’s possible voting control over the 2,174,778 common stock shares owned by Longview Marquis Master Fund, L.P., LMIF Investments, LLC and SMF Investments, LLC, he is listed as beneficial owner of said common stock shares.

(4)
Stockholder’s address is 991 Ponus Ridge, New Canaan, CT 06840.  The natural person with ultimate voting or investment control over the common stock shares held by the Estate of William Mahoney is the Estate’s executor, Alice Mahoney.

(5)
Stockholders’ address is Penrose Wharf, 2nd Floor, Alfred Street, Cork, Ireland.  The natural person with ultimate voting or investment control over the common stock shares held by the Sean O’Sullivan Revocable Living Trust and SOSventures, LLC is Sean O’Sullivan. Stockholder is part of a group with Bradford Higgins.

(6)
The designated common stock shares were interpleaded into Connecticut Superior Court, J.D. of Stamford at Stamford, Docket No. FST-CV12-6015112-S on March 18, 2014.  These shares are held in book entry form in the name of the Company on the Company’s transfer agent books, referencing the interpleader action.  In the interpleader action the Company disclaimed any beneficial interest in the common stock.  The interpleader action is attached as Exhibit 99.1.5.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Common Stock	Michael Pawelek, Chief Executive Officer and Director	-	-
Common Stock	Edward Shaw, Chief Operating Officer	-	-
Common Stock	Eric Alfuth, Chief Financial Officer	-	-
Common Stock	N. Kim Vo, Controller	-	-
Common Stock	Bill Liao, Director, Chairman of Board of Directors	-	-
Common Stock	Peter Benz, Director	2,174,778	17.5920%
Common Stock	Craig Dermody, Director	164,935	1.3342%
Common Stock	Charles Henry, III, Director	165,725	1.3406%
Common Stock	All executive officers, directors and director nominees as a group (8 persons)	2,505,438	20.2667%

(1)
Beneficial ownership number and percentage is based upon shares of common stock as of March 18, 2014. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As a result, the denominator used in calculating the beneficial ownership among our stockholders may differ.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Subordinated Credit Facility with SOSventures, LLC

The Chairman of our Board of Directors, Bill Liao, works for SOSventures, LLC.  Further, a group composed of SOSventures, LLC, Sean O’Sullivan Revocable Living Trust and Bradford R. Higgins constitute a group owning 4,828,769 or 39.06% of our common stock shares.

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

The credit agreement prevents us from incurring indebtedness to banks or lenders, other than Independent Bank, without the consent of SOSventures, LLC.  It also prevents us from incurring most contingent obligations or liens (other than to Independent Bank).  It also restricts our ability to pay dividends, issue options and warrants and repurchase our common stock shares.  The limitation on options and warrants does not apply to equity compensation plans.

Director Independence

The Company defines “independent director” as an independent director defined by Nasdaq Rule 5605(a)(2).  Under the Company’s independent director policy, all references to the Company include the Company’s subsidiaries and “Family Member” means a director’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in the director’s home.  Specifically, the Company’s independent directors:

1)
are not Company executive officers or employees or family members of Company executive officers and neither the director nor the family member has been so employed as an executive officer or (for the director only) employee in the past three years;

2)
do not have a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of directors or would interfere with the exercise of independent judgment in carrying out the director’s responsibilities;

3)
have not accepted (and have not had a family member accept) compensation from the Company in excess of $120,000 during any twelve consecutive months within the three years preceding the determination of independence except for:

a.	compensation for board or board committee service;
b.	employee compensation paid to a family member of the director, provided that the family member is not an executive officer of the Company;
c.	benefits under tax-qualified retirement plans; and
d.	non-discretionary compensation;
4)
are not and have no family members who are, partners in, or a controlling shareholders or executive officers of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

a.	payments arising solely from investments in the Company's securities; or
b.	payments under non-discretionary charitable contribution matching programs;
5)
are not employed and have no family member who are employed as executive officers of another business entity where, at any time in the past three years, an executive officer of the Company has served on the compensation committee of that entity; or

6)
are not employed and have no family member who are employed as a current partner of the Company's outside auditor, or were partners or employees of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Under these standards, the Company currently views Bill Liao, Charles S. Henry, III and Craig Dermody to be independent directors.  We consider payments payable pursuant to the SOSventures, LLC subordinated credit facility to be payments arising solely from investments in the Company’s securities.

Peter Benz is affiliated with Viking Asset Management, LLC which manages Longview Marquis Mater Fund, L.P., LMIF Investments LLC and SMF Investments LLC.  These shareholders currently have approval rights over our material transactions pursuant to the July 20, 2012 put option waiver agreement attached as Exhibit 4.3. Those rights terminate upon the Company obtaining an exchange listing.  Consequently, if we obtain an exchange listing we anticipate viewing Peter Benz as an independent director.

On May 8, 2013 the Company was notified that the limited partners of these limited partnerships have appointed Charles S. Henry, III the “replacement general partner” of Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP. From May 8, 2013 through February 25, 2014, Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP owned approximately 77.94% of our outstanding common stock.  From February 25, 2014 to March 17, 2014, these partnerships owned approximately 13.27% of our outstanding common stock.  Thus, Mr. Henry was an affiliated director during this designated time period.  Mr. Henry ceased to be an affiliated director no later than March 18, 2014 when the Company interpleaded the common stock shares relating to Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP into the Connecticut Superior Court.

Item 14.  Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Audit Fees,” are set forth in our Proxy Statement for our 2014 Annual Meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.  Financial Statements.  See Item 8.

2.  Financial Statement Schedules.  Not applicable.

All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.

                              3. Exhibits.  See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference.

(b)           Reports on Form 8-K

On December 19, 2013, the Company filed a Form 8-K relating to the filing of administrative charges for violations of the anti-fraud and securities registration provisions of the Connecticut Securities Act by Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP, which at the time, combined to own more than 77% of our outstanding common stock.   The Form 8-K referenced the possibility of a disqualification under SEC Rule 506(d).

On December 27, 2013, the Company filed a Form 8-K relating to the denial of a request of a waiver of the bad actor disqualification under SEC Rule 506(d) for from the Connecticut Department of Banking Securities Division because the order (referenced in the December 19, 2013 Form 8-K) was not final.

On February 27, 2014, the Company filed a Form 8-K relating to the distribution of our common stock shares held by Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP to limited partners in those partnerships, resulting in a change of control for the Company.

On March 21, 2014, the Company filed a Form 8-K relating to our filing of the amended interpleader action that is attached as Exhibit 99.1.5.

EXHIBIT LIST

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Starboard Resources, Inc., a Delaware corporation.

Exhibit No.		Description

3.1.1	**	Certificate of Incorporation(1)

3.1.2	**	Certificate of Conversion(2)

3.2.1	**	Post-Effective Bylaws(3)

3.2.2	**	Pre-Effective Bylaws(4)

3.2.3	**	Starboard Resources Amended and Restated Operating Agreement dated January 20, 2012(5)

4.1	**
Securities Purchase and Exchange Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated June 10, 2011 (6)

4.2	**	Agreement between Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC regarding Starboard Resources, LLC dated January 20, 2012 (7)

4.3	**
Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated July 20, 2012 (Relating to Waiver of Put Option) (8)

5.1	*	Opinion of Whitaker Chalk Swindle & Schwartz, PLLC

10.1	**	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and Michael Pawelek.(9)

10.2	**	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and Edward Shaw.(10)

10.3	**	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and N. Kim Vo.(11)

10.4	**	Participation Agreement with Husky Ventures, LLC.(12)

10.5.01	***	Credit Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as borrower and Independent Bank as lender. (13)

10.5.02	***	Security Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as debtor and Independent Bank as secured party. (14)

10.5.03	***
Mortgage, Deed of Trust, Security Agreement, Fixture Filing and Financing Statement for Texas oil and gas properties from Starboard Resources, Inc., Mortgagor, to John E. Davis, Trustee, and Independent Bank, mortgagee. (15)

10.5.04	***	Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012.(16)

10.5.05	***	Certificate of Ownership Interests – Starboard Resources, Inc. dated June 27, 2013.(17)

Exhibit No.		Description
10.5.06	***	Omnibus Certificate – Starboard Resources, Inc. dated June 27, 2013.(18)

10.5.07	***	Guaranty dated June 27, 2013 from ImPetro Operating, LLC(19)

10.5.08	***	Security Agreement dated June 27, 2013 between ImPetro Operating, LLC and Independent Bank(20)

10.5.09	***	Omnibus Certificate – ImPetro Operating, LLC dated June 27, 2013(21)

10.5.10	***	Waiver of Operator’s Lien – ImPetro Operating, LLC dated June 27, 2013(22)

10.5.11	***	Guaranty dated June 27, 2013 from ImPetro Resources, LLC(23)

10.5.12	***	Security Agreement dated June 27, 2013 between ImPetro Resources, LLC and Independent Bank(24)

10.5.13	***	Omnibus Certificate – ImPetro Resources, LLC dated June 27, 2013(25)

10.5.14	***	Note dated June 27, 2013 – Starboard Resources, Inc.(26)

10.6.1	***	Credit Agreement dated July 25, 2013 between Starboard Resources, Inc. and SOSventures, LLC(27)

10.6.2	***	Intercreditor Agreement dated July 25, 2013 between Independent Bank, and SOSventures LLC(28)

10.7.1	***	Sunoco – Texon LP Crude Purchase Agreement(29)

10.7.2	***	Sunoco – Texon LP Crude Purchase Agreement Amendment(30)

10.8	***	DCP Midstream, LP Gas Purchase Agreement(31)

21	**	List of subsidiaries(32)

23.1	*	Consent of Rothstein Kass

23.2	*	Consent of Forrest A. Garb & Associates, Inc., independent petroleum engineers.

99.1.1	**
Third Amended Complaint dated June 6, 2013 in Cause Nos. FST-CV-12-5013927-S and FST-CV-12-6014987-S, styled Charles Henry III, Ahmed Ammar, John P. Vaile as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, LLC, Bradford Higgins, William Mahoney, Robert J. Conrads, Edward M. Conrads, William F. Pettinati, Jr. individually and derivatively on behalf of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP v. Gregory Imbruce, Giddings Investments LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC, Starboard Resources, Inc., Glenrose Holdings LLC and Asym Energy Investments LLC (hereinafter ”Henry et al v. Imbruce et al.”) (33)

99.1.2	****	Answer of Starboard Resources, Inc. dated August 8, 2013 in Henry et al v. Imbruce et al.(34)

99.1.3	**	Starboard Resources, Inc. Bill of Interpleader dated August 8, 2012(35)

99.1.4	**	Stipulation and Order dated August 9, 2012 in Henry et al v. Imbruce et al.(36)

99.1.5	*****	Starboard Resources, Inc. First Amended Interpleader Complaint dated March 18, 2014(37)

99.2	*	Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.(38)

99.3	**	Reserve Report as of January 1, 2014 from Forrest Garb & Associates, Inc.(39)

Exhibit No.		Description
99.4	***	Supplement to Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.(40)

*	Filed herewith.
**	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10 filed June 7, 2013
***	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10/A filed July 26, 2013
****	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10-Q filed August 14, 2013
*****	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Post-Effective Amendment No. 1 to its Form S-1 Registration Statement filed March 20, 2014.

Reference No.	Reference Description
(1)	Incorporated by reference to Exhibit 3.1.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(2)	Incorporated by reference to Exhibit 3.1.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(3)	Incorporated by reference to Exhibit 3.2.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(4)	Incorporated by reference to Exhibit 3.2.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(5)	Incorporated by reference to Exhibit 3.2.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(6)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(7)	Incorporated by reference to Exhibit 4.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(8)	Incorporated by reference to Exhibit 4.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(10)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(11)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(12)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(13)	Incorporated by reference to Exhibit 10.5.01 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(14)	Incorporated by reference to Exhibit 10.5.02 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

Reference No.	Reference Description
(15)	Incorporated by reference to Exhibit 10.5.03 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(16)	Incorporated by reference to Exhibit 10.5.04 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(17)	Incorporated by reference to Exhibit 10.5.05 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(18)	Incorporated by reference to Exhibit 10.5.06 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(19)	Incorporated by reference to Exhibit 10.5.07 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(20)	Incorporated by reference to Exhibit 10.5.08 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(21)	Incorporated by reference to Exhibit 10.5.09 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(22)	Incorporated by reference to Exhibit 10.5.10 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(23)	Incorporated by reference to Exhibit 10.5.11 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(24)	Incorporated by reference to Exhibit 10.5.12 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(25)	Incorporated by reference to Exhibit 10.5.13 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(26)	Incorporated by reference to Exhibit 10.5.14 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(27)	Incorporated by reference to Exhibit 10.6.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(28)	Incorporated by reference to Exhibit 10.6.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(29)	Incorporated by reference to Exhibit 10.7.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(30)	Incorporated by reference to Exhibit 10.7.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(31)	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(32)	Incorporated by reference to Exhibit 21 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

Reference No.	Reference Description
(33)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(34)	Incorporated by reference to Exhibit 99.1.2 of the Company’s Form 10-Q filed August 14, 2013.

(35)	Incorporated by reference to Exhibit 99.1.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(36)	Incorporated by reference to Exhibit 99.1.4 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(37)	Incorporated by reference to Exhibit 99.1.5 of the Company’s First Post-Effective Amendment to its Form S-1 filed with the SEC on March 20, 2014.

(38)	Incorporated by reference to Exhibit 99.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(39)	Filed herewith.

(40)	Incorporated by reference to Exhibit 99.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(41)	Incorporated by reference to Exhibit 99.4 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(42)	Incorporated by reference to Exhibit 99.5 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBOARD RESOURCES, INC.

DATE: March 31, 2014	BY:	/s/ Michael J. Pawelek
Michael J. Pawelek,
Chief Executive Officer

Signature	Title	Date

/s/ Michael J. Pawelek	CEO and Director	March 31, 2014
Michael J. Pawelek

/s/ Bill Liao	Director and Chairman	March 31, 2014
Bill Liao

/s/ Peter Benz	Director	March 31, 2014
Peter Benz

/s/ Craig Dermody	Director	March 31, 2014
Craig Dermody

/s/ Charles S. Henry, III	Director	March 31, 2014
Charles S. Henry, III

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2013 AND 2012

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Stockholders' Equity	F-4

Consolidated Statements of Cash Flows	F-5-F-6

Notes to Consolidated Financial Statements	F-7-F-25

Supplemental Information

Supplemental Oil and Natural Gas Disclosures	F-27-F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Starboard Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Starboard Resources, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the management of the Company.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starboard Resources, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Dallas, Texas
March 31, 2014

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2013	2012

ASSETS

Current assets
Cash	$5,794,417	$1,036,859
Trade receivable	1,778,213	1,200,316
Joint interest receivable	60,374	55,721
Deferred tax assets	38,767	181,709
Prepaid expenses	153,410	51,071

Total current assets	7,825,181	2,525,676

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of
accumulated depletion	74,165,668	64,553,872
Other property and equipment, net of depreciation	168,631	184,522

Total oil and natural gas properties and other equipment, net	74,334,299	64,738,394

Other assets
Goodwill	959,681	959,681
Other	1,112,025	792,241

Total other assets	2,071,706	1,751,922

Total assets	$84,231,186	$69,015,992

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$9,484,861	$3,113,938
Joint interest revenues payable	967,780	557,832
Current derivative liabilities	62,834	104,939
Current maturities of notes payable	25,209	17,997
Current asset retirement obligations	366,360	434,909

Total current liabilities	10,907,044	4,229,615

Long-term liabilities
Derivative liabilities	51,187	54,430
Notes payable	12,531,879	4,007,534
Deferred tax liabilities	15,914,022	15,454,217
Asset retirement obligations	2,070,308	1,837,090

Total long-term liabilities	30,567,396	21,353,271

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;
none issued and outstanding
Common stock, $.001 par value, authorized 150,000,000 shares;
12,362,336 shares issued at December 31, 2013 and 2012	12,362	12,362
Paid-in capital in excess of par	54,446,105	53,247,305
Retained deficit	(11,701,721)	(9,826,561)

Total stockholders' equity	42,756,746	43,433,106

Total liabilities and stockholders' equity	$84,231,186	$69,015,992

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

Years Ended December 31,	2013	2012

Oil, natural gas, and related product sales	$14,965,153	$12,954,381

Expenses
Depreciation and depletion	6,436,367	4,583,680
Lease operating	4,237,207	2,897,214
General and administrative	3,087,035	2,470,345
Professional fees	777,655	575,858
Production taxes	434,623	279,037
Exploration	43,794	50,444

Total expenses	15,016,681	10,856,578

Operating income (loss)	(51,528)	2,097,803

Other income (expense)
Interest income	1,434	165
Interest expense	(747,659)	(370,198)
Going public delay expense	(425,005)	(728,580)
Loss from derivative contracts	(23,153)	(159,369)

Total other expense	(1,194,383)	(1,257,982)

Income (loss) before income taxes	(1,245,911)	839,821

Income tax expense:
Current income taxes	26,502	66,117
Deferred income taxes	602,747	15,272,508

Total income tax expense	629,249	15,338,625

Net loss	$(1,875,160)	$(14,498,804)

Net loss per basic and diluted common share	$(0.15)	$(1.21)

Weighted average basic and diluted common shares outstanding	12,362,336	11,971,948

Pro forma information (unaudited) (1)
Pro forma loss before income taxes and going public delay fees	$(820,906)	$1,568,401
Pro forma tax expense	629,249	519,498

Pro forma net income (loss)	$(1,450,155)	$1,048,903

Pro forma net income (loss) per basic and diluted common share	$(0.12)	$0.09

(1) The pro forma information illustrates the Company’s pro forma income (loss), tax expense, and net income (loss) per share by period had the Company been taxed as a C-corporation and a public registrant prior to the periods presented.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2013 and 2012

	Common Stock				Paid-In		Retained
	($.001 Par Value)				Capital in		Earnings
	Shares	(2)	Amount	(2)	Excess of Par	(2)	(Deficit)	(2)	Total

Balances, January 1, 2012	11,655,000		$11,655		$33,948,912		$4,672,243		$38,632,810

Stock-based compensation					899,100				899,100

Waiver of put option in exchange for common shares	707,336		707		18,399,293				18,400,000

Net loss							(14,498,804)		(14,498,804)

Balances, December 31, 2012	12,362,336		$12,362		$53,247,305		$(9,826,561)		$43,433,106

Stock-based compensation					1,198,800				1,198,800

Net loss							(1,875,160)		(1,875,160)

Balances, December 31, 2013	12,362,336		$12,362		$54,446,105		$(11,701,721)		$42,756,746

(2) The Company's conversion to a C-Corporation on June 28, 2012 has been retroactively applied to the consolidated financial statements. See Note 12

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2013	2012

Cash flows from operating activities
Net loss	$(1,875,160)	$(14,498,804)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and depletion	6,436,367	4,583,680
Deferred income taxes	602,747	15,272,508
Stock-based compensation	1,198,800	899,100
Accretion of asset retirement obligation	159,683	273,564
Going public delay expense	425,005	728,580
Unrealized gain (loss) from derivative contracts	(45,348)	159,369
Accretion of debt issuance costs	210,832	27,691
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Trade receivable	(577,897)	164,558
Joint interest receivable	(4,653)	(4,846)
Prepaid expenses and other assets	(102,339)	(14,927)
Accounts payable and accrued liabilities	4,323,758	(1,502,872)
Joint interest revenues payable	409,948	(79,414)

Net cash provided by operating activities	11,161,743	6,008,187

Cash flows from investing activities
Development of oil and natural gas properties	(16,103,521)	(9,476,806)
Acquisition of oil and natural gas properties		(700,000)
Proceeds from sale of oil and natural gas properties	1,780,629
Acquisition of other property and equipment		(23,257)
Oil and natural gas abandonment costs	(47,806)	(100,704)
Other assets	(6,071)	1,624

Net cash used in investing activities	(14,376,769)	(10,299,143)

Cash flows from financing activities
Proceeds from notes payable, net of debt issuance costs	18,141,803	4,565,753
Deferred offering costs	(150,738)	(179,011)
Repayments of notes payable	(10,018,481)	(837,660)

Net cash provided by financing activities	7,972,584	3,549,082

Net increase (decrease) in cash	4,757,558	(741,874)

Cash, beginning of year	1,036,859	1,778,733

Cash, end of year	$5,794,417	$1,036,859

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2013		2012

Supplemental disclosure of cash flow information
Cash paid during the period for interest		$377,144	$68,943

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures		$1,622,160	$1,420,816
Capitalized asset retirement cost		$52,792	$232,726

Supplemental disclosure of non-cash financing transactions
Common stock issued for settlement of put option	$		$18,400,000
Notes payable issued for purchase of equipment		$34,428	$109,718

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements were approved by management and available for issuance on March 28, 2014. Subsequent events have been evaluated through this date.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Starboard and its wholly owned subsidiaries, ImPetro Resources, LLC (“ImPetro”) and ImPetro Operating, LLC (“Operating”) (collectively the “Company”).

Fair Value Measurements

The Company has adopted and follows accounting standards codification (“ASC”) 820, Fair Value Measurements and Disclosures, for measurement and disclosures about fair value of its financial instruments.  ASC 820 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by ASC 820 are:

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

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

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

Cash

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2013 and 2012, the Company did not hold any cash equivalents.

The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). From time to time, the Company will maintain cash balances in a financial institution that may exceed the FDIC coverage of $250,000. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

Trade Receivable and Joint Interest Receivable

Trade receivable is comprised of accrued natural gas and crude oil sales and joint interest receivable is comprised of amounts owed to the Company from joint interest owners for their proportionate share of expenses.  Generally, operators of natural gas and crude oil properties have the right to offset joint interest receivables with revenue payables.  Accordingly, any joint interest owner that has a joint interest receivable and joint interest revenue payable as of December 31, 2013 and 2012 are shown at net in the accompanying consolidated balance sheets.

The Company performs ongoing credit evaluations of its customers’ and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management’s expectations.  In the event of complete non-performance by the Company’s customers and joint interest owners, the maximum exposure to the Company is the outstanding trade and joint interest receivable balance at the date of non-performance. For the years ended December 31, 2013 and 2012, the Company had no bad debt expense.

Derivative Activities

The Company utilized oil and natural gas derivative contracts to mitigate its exposure to commodity price risk associated with its future oil and natural gas production. These derivative contracts have historically consisted of options, in the form of price floors or collars. The Company’s derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. The Company does not apply hedge accounting to its oil and natural gas derivative contracts and accordingly the changes in the fair value of these instruments are recognized in the statement of operations in the period of change.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Derivative Activities (continued)

The Company’s derivative instruments are issued to manage the price risk attributable to our expected natural gas and oil production. While there is risk that the financial benefit of rising natural gas and oil prices may not be captured, Company management believes the benefits of stable and predictable cash flow are more important. Every unsettled derivative instrument is recorded on the accompanying consolidated balance sheets as either an asset or a liability measured at its fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met. Cash flows from natural gas and oil derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows.

Realized and unrealized gains and losses on derivatives are accounted for using the mark-to-market accounting method. The Company recognizes all unrealized and realized gains and losses related to these contracts in each period in gain (loss) from derivative contracts in the accompanying consolidated statements of operations.

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

Additionally, the Company assesses the impairment of capitalized costs of its proved oil and natural gas properties and other equipment when circumstances indicate that the carrying value may not be recoverable.  The Company determines if impairment has occurred through either adverse changes or as a result of their annual petroleum engineering review.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.  For the years ended December 31, 2013 and 2012, the Company did not have an impairment charge.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Other Property and Equipment

Other property and equipment, which includes field equipment, vehicles, and office equipment, is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets.  Vehicles and office equipment are generally depreciated over a useful life of five years and field equipment is generally depreciated over a useful life of twenty years.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. However, the Company only has one reporting unit. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. As of December 31, 2013 and 2012 and the years then ended there was no impairment of goodwill.

Deferred Offering Costs

The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) Topic 5A ‘‘Expenses of Offering’’. Deferred offering costs consist principally of accounting, legal and other fees incurred through the consolidated balance sheet dates that are related to a proposed initial public offering and that will be charged to stockholders’ equity upon the receipt of the offering proceeds or charged to expense if the offering is not completed. For the years ended December 31, 2013 and 2012, the Company incurred deferred offering costs of approximately $151,000 and $294,000, respectively, relating to expenses connected with the proposed offering. The deferred offering costs are included in other assets in the consolidated balance sheets.  Additionally, these costs are reviewed periodically by management for indications of impairment. For the years ended December 31, 2013 and 2012, the Company did not have an impairment charge.

Asset Retirement Obligations

The Company follows the provisions of ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires entities to record the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depleted as part of the oil and natural gas property.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The Company’s asset retirement obligations relate to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and natural gas properties.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (continued)

Asset Retirement Obligations (continued)

Asset retirement obligations are estimated at the present value of expected future net cash flows and are discounted using the Company’s credit adjusted risk free rate. The Company uses unobservable inputs in the estimation of asset retirement obligations that include, but are not limited to, costs of labor, costs of materials, profits on costs of labor and materials, the effect of inflation on estimated costs, and the discount rate. Accordingly, asset retirement obligations are considered a Level 3 measurement under ASC 820.  Additionally, because of the subjectivity of assumptions and the relatively long lives of the Company’s wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

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

Lease Operating Expenses

Lease operating expenses represent, pumpers’ salaries, saltwater disposal, ad valorem taxes, repairs and maintenance, expensed workovers and other operating expenses.  Lease operating expenses are expensed as incurred.

Sales-Based Taxes

The Company incurs severance tax on the sale of its production which is generated in Texas and Oklahoma.  These taxes are reported on a gross basis and are included in production taxes within the accompanying consolidated statements of operations. Sales-based taxes for the years ended December 31, 2013 and 2012 were approximately $435,000, and $279,000, respectively.

Income Taxes

The Company was a limited liability company until June 28, 2012.  As such, income or loss of the Company prior to June 28, 2012, in general, was allocated to the members for inclusion in their income tax return. Accordingly, the Company has not provided for federal income taxes prior to June 28, 2012. The pro forma financial information at  the bottom of consolidated statements of operations illustrates the Company’s pro forma income (loss), tax expense and net income (loss) per share by period had the Company been taxed as a C-corporation  and the Company’s roll-up transaction occurred effective prior to the periods presented.

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

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013 and 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2013 and for the year then ended. The Company incurred filing related penalties of approximately $7,000 for the year ended December 31, 2012.

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

Stock-Based Compensation and Equity Incentive Plans

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The standard requires the measurement and recognition of compensation expense in the Company’s consolidated statements of operations for all share-based payment awards made to the Company’s employees, directors and consultants including employee stock options, non-vested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as an expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules.

The Company’s forfeiture rate represents the historical rate at which the Company’s stock-based awards were surrendered prior to vesting. ASC 718 requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the years ended December 31, 2013 and 2012, the Company incurred a stock based compensation expense of approximately $1,199,000 and $899,000, respectively, and is included in the accompanying consolidated statements of operations in general and administrative expenses.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Net Income (loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares. For the years ended December 31, 2013 and 2012, there were 349,650 potentially dilutive non-vested restricted shares. The potentially dilutive shares at December 31, 2013 and 2012 are considered antidilutive and thus result in the basic net loss per common share equaling the diluted net loss per common share.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2013-01 (“ASC No. 2013-01”). The objective of ASC No. 2013-01 is to clarify that the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASC No. 2011-11”), would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or are subject to a master netting arrangement or similar agreement. ASC No. 2011-11, issued in December 2011, requires that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The Company adopted ASC No. 2013-01 effective January 1, 2013, and it did not have an effect on the Company’s consolidated financial statements.

3.	Fair Value Measurements

As of December 31, 2013 and 2012, the Company had no assets which were measured at fair value.

The following tables present information about the Company’s liabilities measured at fair value as of December 31, 2013 and 2012:

					Balance as of
					December 31,
	Level 1	Level 2		Level 3	2013
Liabilities (at fair value):

Asset retirement obligations	$	$		$2,436,668	$2,436,668
Derivative liabilities (oil collar and put options)			114,021		114,021

Total liabilities (at fair value)	$		$114,021	$2,436,668	$2,550,689

					Balance as of
					December 31,
	Level 1	Level 2		Level 3	2012
Liabilities (at fair value):

Asset retirement obligations	$	$		$2,271,999	$2,271,999
Derivative liabilities (oil collar)			159,369		159,369

Total liabilities (at fair value)	$		$159,369	$2,271,999	$2,431,368

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Oil and Natural Gas Properties and Other Equipment

The following table presents a summary of the Company’s oil and natural gas properties at December 31, 2013 and 2012:

	December 31,
	2013	2012
Oil and natural gas properties
Proved-developed producing properties	$72,208,268	$60,972,994
Proved-developed non producing properties	1,383,617	1,060,181
Proved-undeveloped properties	9,410,222	7,720,179
Unproved properties	4,207,360	1,529,913
Less: Accumulated depletion	(13,043,799)	(6,729,395)
Total oil and natural gas properties, net of accumulated depletion	$74,165,668	$64,553,872

The following table presents a summary of the Company’s other equipment at December 31, 2013 and 2012:

	December 31,
	2013	2012
Other equipment
Field equipment	$7,031	$7,031
Vehicles	208,118	179,179
Office equipment	41,429	41,387
Less: Accumulated depreciation	(87,947)	(43,075)
Total other equipment, net of accumulated deprecation	$168,631	$184,522

5.	Asset Retirement Obligations

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties.  The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties.  The liability has been accreted to its present value as of the end of each period.  At December 31, 2013 and 2012, the Company evaluated 125 and 122 wells, respectively, and has determined a range of abandonment dates between January 2014 and March 2061.  The following table represents a reconciliation of the asset retirement obligations for the years ended December 31, 2013 and 2012:

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Asset Retirement Obligations (continued)

	Year Ended December 31,
	2013	2012

Asset retirement obligations, beginning of year	$2,271,999	$2,331,865
Additions to asset retirement obligation	42,412	44,305
Liabilities settled during the period	(47,806)	(100,704)
Accretion of discount	159,683	273,564
Revision of estimate	10,380	(277,031)
Asset retirement obligations, end of year	$2,436,668	$2,271,999

6.	Put Option Liability and Going Public Delay Fee

On June 13, 2011 (the “Roll-up Date”), the Company entered into an exchange agreement which contained a contingent put option provision which allows the Put Option Holders to sell their shares to the Company, at their discretion, if the Company failed to register its shares with the SEC within six months of the closing the Exchange Agreement.  On December 13, 2011, the six month period expired and the put option liability was recorded as an $18,400,000 current liability.

Effective July 20, 2012, the Put Option Holders agreed to waive the put option provision in exchange for an additional 707,336 common shares.

Additionally, if the Company, for any reason, does not go public on or before that date that is one hundred fifty days after the Roll-up Date (the “Going Public Delay Date”), the Company shall pay to each applicable stockholder an aggregate amount equal to the product of (i) such stockholder’s allocation percentage multiplied by (ii) $60,715 (the “Going Public Delay Fee”) on the last business day of each calendar month, for each such calendar month following the Going Public Delay Date through and including the date of going public (the “Going Public Delay Period”). For any partial calendar months during the Going Public Delay Period, the Going Public Delay Fee shall be pro-rated appropriately. For the years ended December 31, 2013 and 2012, the Company has incurred a penalty of approximately $425,000 and $729,000, respectively, which is currently included in accrued liabilities on the accompanying consolidated balance sheets.

Effective August 6, 2013, the Company’s registration statement with SEC became effective and the Company ceased to incur Going Public Delay Fees.

7.	Notes Payable

Vehicle Notes

During the years ended December 31, 2013 and 2012, the Company purchased a total of five new vehicles and financed the vehicles with an auto financing company over a period of 48 to 72 months at interest rates ranging from 3.00% to 9.84%. The total monthly payments, including interest, approximate $2,200. As of December 31, 2013, the Company owed approximately $121,000 on these notes, of which approximately $25,000 is considered a current liability.  As of December 31, 2012, the Company owed approximately $106,000 on these notes, of which approximately $18,000 is considered a current liability.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Notes Payable (continued)

Mutual of Omaha Credit Agreement

On July 26, 2012, the Company entered into a credit agreement (“MOA Credit Agreement”) with Mutual of Omaha to borrow up to $5,000,000 at a rate of 3.75% annum. The MOA Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties. At December 31, 2012, the Company had $3,920,000 in borrowings outstanding under the MOA Credit Agreement. On July 3, 2013, the Company refinanced the entire balance outstanding under the MOA Credit Agreement into the Independent Credit Agreement.

Independent Credit Agreement

On June 27, 2013, the Company entered into a credit agreement (“Independent Credit Agreement”) with Independent Bank to borrow up to $13,000,000 at a current rate of 4.00% annum. The Independent Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties and refinance the MOA Credit Agreement.  At December 31, 2013, the Company had approximately $12,436,000 in borrowings outstanding under the Independent Credit Agreement.

The Independent Credit Agreement currently provides for a borrowing base of $17,000,000, which is re-determined semi-annually and upon requested special redeterminations.  Additionally, the borrowing base may be adjusted at the financial institution’s discretion which is based in part upon external factors over which the Company has no control. If the re-determined borrowing base were to be less than outstanding borrowings under the Independent Credit Agreement, the Company would be required to repay the deficit. The Company incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. The Independent Credit Agreement matures on June 1, 2016.

Loans under the Independent Credit Agreement bear interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate” (3.25% at December 31, 2013) or (2) the floor rate of 4.00%.

The Independent Credit Agreement is collateralized by the oil and natural gas properties and contains several restrictive covenants including, among others:  (1) a requirement to maintain a current ratio, of not less than 1.0 to 1.0; (2) a maximum permitted ratio of debt to adjusted EBITDAX of not more than 3.5 to 1.0; (3) a maximum permitted ratio of adjusted EBITDAX to interest expense of not more than 3.0 to 1.0; and (4) a prohibition against incurring debt, subject to permitted exceptions.

Future aggregate required principal payments, as of December 31, 2013 are as follows:

Year ending December 31,
2014	$25,000
2015	26,000
2016	12,463,000
2017	29,000
2018	14,000
Total future principal payments	$12,557,000

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity

Conversion to C-Corporation

On June 28, 2012, the Company converted from a Delaware limited liability company to a Delaware C-Corporation. The membership units outstanding as of June 28, 2012 were converted to common shares at a 1:1 ratio. The conversion to a C-Corporation has been retroactively applied throughout the consolidated financial statements.

Prior to June 28, 2012, at the end of each fiscal year of the Company, the net profits or losses were allocated to the capital accounts of the members based on the members’ ownership percentage of the Company, which is determined by taking the number of common shares held by the stockholder and dividing by the total issued and outstanding common shares (“Sharing Percentage”).

Preferred Shares

The Company is authorized to issue up to 10,000,000 preferred shares, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.  No preferred shares were issued and outstanding as of December 31, 2013 and 2012.

Common Shares

The Company has a single class of common shares that have the same rights, preferences, limitations, and qualifications. The Company is authorized to issue up to 150,000,000 shares, par value $0.001 per share, in the aggregate and from time to time may increase the number of shares authorized.

9.	Derivative Contracts, at Fair Value

In the normal course of business, the Company utilizes derivative contracts in connection with its oil and natural gas operations.  Derivative contracts are subject to additional risks that can result in additional losses.  The Company’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks of commodity price risk.  In addition to its primary underlying risks, the Company is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.

Options

The Company is subject to commodity price risk in the normal course of pursuing its investment objectives.  The Company may enter into options to speculate on the price movements of the commodity underlying the option or for use as an economic hedge against oil and natural gas production.  Option contracts purchased give the Company the right, but not the obligation, to buy or sell within a limited time, a commodity at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.

For some OTC options, the Company may be exposed to counterparty risk from the potential that a seller of an option contract does not sell or purchase the underlying asset as agreed under the terms of the option contract.  The maximum risk of loss from counterparty risk to the Company is the fair value of the contracts and the premiums paid to purchase its open option contracts.  In these instances, the Company considers the credit risk of the intermediary counterparty to its option transactions in evaluating potential credit risk.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Derivative Contracts, at Fair Value (continued)

Collar Contracts

A collar is an option strategy that limits the range of possible positive or negative returns on an underlying commodity to a specific range based on the strike prices of the underlying commodities. The Company’s collar contracts are comprised of a purchased put option (the “Floor”) and a written call option (the “Ceiling”) on crude oil commodities. The current fair value of the collar contracts as December 31, 2013 and 2012 are included in the derivative liabilities in the accompanying consolidated balance sheets.

Underlying Exposure

At December 31, 2013, the Company derivative activities were composed of 1 outstanding collar contract that hedges oil prices from January 2014 to July 2014 and 2 outstanding put option contracts that hedge oil prices from January 2014 to October 2015.  The volumes, strike prices, and/or the related floor and celling prices for the collars and put options, categorized by the primary underlying risk, are as follows:

Primary underlying risk
Commodity price	Volume (Bbl)	Floor	Ceiling	Strike
Crude oil
Collars
Jan – July 2014	14,280	$73.00	$99.00

Put options
Jan – Dec 2014	28,250			$82.00
Jan – Oct 2015	22,000			$77.00

Impact of Derivatives on the Consolidated Balance Sheets and Consolidated Statements of Operations

The following tables identify the fair value amounts of derivative instruments included in the accompanying consolidated balance sheets as derivative contracts, categorized by primary underlying risk.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net loss amounts included in the accompanying consolidated statements of operations as loss from derivative contracts.

	Year Ended December 31, 2013
	Derivative Assets	Derivative Liabilities	Unrealized Gain (Loss)	Realized Gain (Loss)
Primary underlying risk Commodity price
Collars (crude oil)	$	$33,080	$126,289	$(68,501)
Put options (crude oil)		80,941	(80,941)
	$	$114,021	$45,348	$(68,501)

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Derivative Contracts, at Fair Value (continued)

Impact of Derivatives on the Consolidated Balance Sheets and Consolidated Statements of Operations (continued)

	Year Ended December 31, 2012
	Derivative Assets	Derivative Liabilities	Unrealized Gain (Loss)		Realized Gain (Loss)
Primary underlying risk Commodity price
Collars (crude oil)	$	$159,369	$(159,369)	$

10.	Stock Based Compensation and Conditional Performance Awards

On April 1, 2012, the Company entered into employment agreements (the “Employment Agreement”) which provided a restricted stock grant and a conditional performance award to key members of management.

The restricted stock grant of 349,650 shares had a grant date fair value of $10.00 per share and vests in full upon the earlier of an initial public offering (“IPO”) which includes the sale of shares to the public, a business combination whereas 50% or more of the voting power is transferred to the new owners, or March 1, 2015.  For the year ended December 31, 2013 and 2012, the Company incurred a stock-based compensation expense of approximately $1,199,000 and $899,000, respectively, related to the restricted stock grant, which is included in the accompanying consolidated statements of operations in general and administrative expenses.  As of December 31, 2013 and 2012, there was approximately $1,398,000 and $2,597,000, respectively, of unrecognized stock-based compensation expense related to the non-vested restricted stock grant. At December 31, 2013 and 2012, this unrecognized stock-based compensation is expected to be expensed on a straight-line basis over 14 and 26 months. As of December 31, 2013 and 2012, there have been no forfeitures associated with the restricted stock grant.

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

11.	Income Taxes

On June 28, 2012, Starboard converted from a Delaware limited liability company to a Delaware C-Corporation. The conversion resulted in a change in the Company’s tax status from nontaxable to taxable for federal and state income tax purposes. Income (loss) from June 28, 2012 and forward is considered taxable. For the years ended December 31, 2013 and 2012, the Company estimated that its current and deferred tax provision was as follows:

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

	2013	2012
Current taxes:
Federal
State	$26,502	$66,117
	26,502	66,117
Deferred taxes:
Federal	1,140,959	14,818,045
State	(538,212)	454,463
	602,747	15,272,508
Total current and deferred tax expense	$629,249	$15,338,625

A reconciliation of income tax expense (benefit) computed by applying the U.S. federal statutory income tax rate and the reported effective tax rate on income for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Income tax provision calculated using the federal statutory income tax rate (1)	$(423,610)	$(760,086)
State income taxes, net of federal income taxes (1)	16,961	(122,772)
Additional expense due to LLC to C-Corporation conversion (2)		15,496,018
Permanent differences, rate changes and other	1,035,898	725,465
Total income tax expense	$629,249	$15,338,625

(1)	Prior to June 28, 2012, the Company's tax liability flowed to the members of the Company.
(2)
Under ASC 740, Income Taxes, when an entity has a change in tax status from non-taxable to taxable, the entity is required to recognize deferred tax assets and liabilities associated with the initial temporary tax differences at the time of the change in tax status. The recognition of initial temporary differences is recorded in income from continuing operations.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets
Federal and state net operating loss carryforwards	$3,560,306	$1,608,834
Derivatives	38,767	57,186
Stock-based compensation	713,286	322,622
Asset retirement obligations	828,467	757,072
Total deferred tax assets	5,140,826	2,745,714

Deferred tax liabilities:
Oil and natural gas properties and other equipment	(21,016,081)	(17,673,862)
Goodwill		(344,360)
Total deferred tax liabilities	(21,016,081)	(18,018,222)
Total net deferred tax liability	$(15,875,255)	$(15,272,508)

At December 31, 2013, the Company has net operating losses as follows:

	Amount	Expiration
Net operating losses:
Federal	$9,068,000	Dec. 2032 to 2033
State	11,929,000	Dec. 2032 to 2033

12.	Related Party Transactions

Related Party Note Payable

In May 2012, the Company issued a $909,090 promissory note due on May 1, 2013 to a significant stockholder of the Company. The note carried an interest rate of 10.0% per annum and was sold for approximately $789,000, net of debt issuance costs of approximately $11,000.  The Company opted to repay the note and the related interest in July 2012, which allowed the Company to cancel the note for cash consideration of $800,000 or 88% of the face value. Interest expense from the note payable for the year ended December 31, 2012 was approximately $18,000.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Related Party Transactions (continued)

Related Party Credit Agreement

On July 25, 2013, the Company entered an amended credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter.  The loan under this agreement will be secured by a second lien on the Company’s assets.  The Company may not incur further indebtedness beyond this loan and the Independent Credit Agreement without the consent of SOS Ventures, until such time as the SOS Ventures loan is fully repaid.  As of December 31, 2013, the Company has not yet borrowed any funds under this credit agreement.

Related Party Overriding Royalty Interest Purchase

On January 20, 2012, the Company agreed to reacquire overriding royalty interests (“ORRI”) in oil and natural gas wells the Company currently operates, from a related party, for cash consideration of $700,000.

13.	Commitment and Contingencies

Legal

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

Office Lease

The Company leases its primary office space under an operating lease which expires in January 2019. Lease expense was approximately $134,000 for the year ended December 31, 2013 and approximately $132,000 for the year ended December 31, 2012.

Aggregate future minimum annual rental payments in the years subsequent to December 31, 2013 are as follows:

Year ending December 31,
2014	$153,000
2015	170,000
2016	173,000
2017	177,000
2018	180,000
2019	15,000
Total future minimum rental payments	$868,000

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitment and Contingencies (continued)

 Employment Contracts

The Company has entered into employment contracts with its CEO, COO, and controller effective April 1, 2012 through March 2015 that provides for a minimum annual salary, restricted stock grants, and incentives based on the Company’s attainment of a business combination or initial public offering.

Aggregate future minimum commitments, excluding incentives and restricted stock grants, in the years subsequent to December 31, 2013 are as follows:

Year ending December 31,
2014	$453,000
2015	113,000
Total future minimum employment contract payments	$566,000

14.	Risk Concentrations

For the year ended December 31, 2013, revenues from the Company’s 101 producing wells ranged from approximately 0.01% to 8.21% of total revenues.  These wells are all located in the southern region of Texas and central Oklahoma, with the Texas wells operated by the Company and one outside operator and the Oklahoma wells operated by one outside operator.

For the year ended December 31, 2013, the oil and natural gas produced by the Company is sold and marketed to six purchasers. Oil sales to two purchasers accounted for 97% of the oil sales, one purchaser accounted for approximately 62% and the other purchaser accounted for approximately 35%. Natural gas sales to two purchasers accounted for 95% of the natural gas sales, one purchaser accounted for approximately 73% and the other purchaser accounted for approximately 22%. Natural gas liquid sales to one purchaser accounted for 100% of the natural gas liquids sales. Accordingly, the Company’s entire trade receivable balance at December 31, 2013 was comprised of amounts due from its six purchasers.

15.	Subsequent Event

On March 26, 2014, the Company entered into a purchase agreement with White Oak Resources VI, LLC and Permian Atlantis LLC to purchase producing and non-producing oil and natural gas properties in Winkler County, Texas and Lea County, New Mexico for $17,383,000.  The Company financed the acquisition through a $4,000,000 term loan with Independent Bank, $10,000,000 of borrowings from the Related Party Credit Agreement with SOS Ventures, and the remaining balance from the Independent Credit Agreement. The following represents the direct revenues and direct operating expenses associated with the oil and natural gas properties acquired for the years ended December 31, 2013 and 2012.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Subsequent Event (continued)

	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$ 2,828,867	$ 2,546,359
Direct operating expenses	1,638,231	1,020,394
Excess of revenues over direct operating expenses	$1,190,636	$1,525,965

SUPPLEMENTAL INFORMATION

Presented in accordance with
FASB ASC Topic 932, Extractive Activities - Oil and Gas

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas.

Capitalized Costs

The following table presents a summary of the Company’s oil and natural gas properties at December 31, 2013 and 2012:

	2013	2012
Oil and natural gas properties
Proved-developed producing properties	$72,208,268	$60,972,994
Proved-developed non producing properties	1,383,617	1,060,181
Proved-undeveloped properties	9,410,222	7,720,179
Unproved properties	4,207,360	1,529,913
Less: Accumulated depletion	(13,043,799)	(6,729,395)
Total oil and natural gas properties, net of accumulated depletion	$74,165,668	$74,165,668

Costs Incurred

The following table summarizes costs incurred in oil and natural gas property acquisition, exploration, and development activities.  Property acquisition costs as those incurred to purchase lease or otherwise acquire property, including both undeveloped leasehold and the purchase of reserves in place. Exploration costs include costs of identifying areas that may warrant examination and examining specific areas that are considered to have prospects containing oil and natural gas reserves, including costs of drilling exploratory wells, geological and geophysical costs, and carrying costs on undeveloped properties.  Development costs are incurred to obtain access to proved reserves, including the cost of drilling development wells, and to provide facilities for extracting, treating, gathering and storing oil and natural gas.  Additionally, costs incurred also include new asset retirement obligations established. Asset retirement obligations included in the tables below in the as reported columns for the years ended December 31, 2013 and 2012 were approximately $42,000 and $44,000, respectively

Costs incurred (capitalized and charged to expense) in oil and natural gas activities for the years ended December 31, 2013 and 2012 were as follows:

	2013		2012
Acquisitions of proved properties	$		$700,000
Exploration		43,794	50,444
Development		15,926,200	10,064,912
Total costs incurred		$15,969,994	$10,815,356

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Oil and Natural Gas Operating Results

Results of operations from oil and natural gas producing activities for the years ended December 31, 2013 and 2012, excluding Company overhead and interest costs, were as follows:

	2013	2012
Oil, natural gas and related product sales	$14,965,153	$12,954,381
Lease operating costs	(4,237,207)	(2,897,214)
Production taxes	(434,623)	(279,037)
Exploration costs	(43,794)	(50,444)
Depletion	(6,386,669)	(4,583,680)
Results of operations from oil and natural gas producing activities	$3,862,860	$5,144,006

Proved Reserves Methodology

The Company’s estimated proved reserves, as of December 31, 2013 and 2012, are made in accordance with the SEC’s final rule, Modernization of Oil and Gas Reporting, which amended Rule 4-10 of Regulation S-X (the “Final Rule”).  As defined by the Final Rule, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods, and government regulations. Projects to extract the hydrocarbons must have commenced or an operator must be reasonably certain that it will commence the projects within a reasonable time. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the projects. Further requirements for assignment of estimated proved reserves include the following:

The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by natural gas, oil, and/or water contacts, if any; and (B) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons and highest known oil seen in well penetrations unless geoscience, engineering, or performance data and reliable technology establishes a lower or higher contact with reasonable certainty. Reliable technologies are any grouping of one or more technologies (including computational methods) that have been field-tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

Reserves which can be produced economically through applications of improved recovery techniques (including, but not limited to fluid injections) are included in the proved classification when successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, and other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Proved Reserves Methodology (continued)

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The prices used are the average crude oil and natural gas prices during the twelve month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Reserves engineering is a subjective process of estimating underground accumulations of crude oil, condensate, natural gas, and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserves estimate is a function of the quality of available date and of engineering and geological interpretation and judgment. The reserves actually recovered, the timing of production of those reserves, as well as operating costs and the amount and timing of development expenditures may be substantially different from original estimates. Revisions result primarily from new information obtained from development drilling, production history, field tests, and data analysis and from changes in economic factors including expectation and assumptions as to availability of financing for development projects.

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States. The estimates have been prepared with the assistance of Forrest A. Garb & Associates, Inc., an independent petroleum reservoir engineering firm. Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

PROVED-DEVELOPED AND UNDEVELOPED RESERVES	Crude Oil (Bbl)	Natural Gas (Mcf)

December 31, 2011	3,336,520	9,372,420
Revisions of previous estimates	(760,571)	171,497
Extensions and discoveries	1,037,240	344,575
Acquisitions of reserves	69	162
Sales of reserves
Production	(115,398)	(442,004)
December 31, 2012	3,497,860	9,446,650
Revisions of previous estimates	(282,828)	(861,839)
Extensions and discoveries	562,723	562,130
Acquisitions of reserves
Sales of reserves
Production	(126,845)	(507,321)
December 31, 2013	3,650,910	8,639,620

PROVED DEVELOPED RESERVES
December 31, 2013	484,610	2,100,200
December 31, 2012	426,180	2,326,440

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Reserve Quantity Information (continued)

The following table presents the Company’s changes in proved undeveloped reserves.

PROVED UNDEVELOPED RESERVES	Crude Oil (Bbl)	Natural Gas (Mcf)

December 31, 2011	2,844,630	8,003,860
Revisions of previous estimates	(706,809)	(906,873)
Extensions and discoveries	966,558	251,180
Acquisitions of reserves
Sales of reserves
Transfer to developed	(32,699)	(227,967)
December 31, 2012	3,071,680	7,120,210
Revisions of previous estimates	(237,423)	(452,650)
Extensions and discoveries	562,723	562,130
Acquisitions of reserves
Sales of reserves
Transfer to developed	(230,680)	(690,270)
December 31, 2013	3,166,300	6,539,420

Approximately $4,231,000 was spent during 2013 related to proved undeveloped reserves that were transferred to proved developed reserves. Estimated future development costs relating to the development of proved undeveloped reserves are projected to be approximately $29 million for 2014, $55 million for 2015, and $7 million for 2016.  All proved undeveloped drilling locations are scheduled to be drilled prior to the end of 2017.

Future cash flows are computed by applying a first-day-of-the-month 12-month average price of natural gas (Henry Hub) and oil (West Texas Intermediate) to year end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.  For the year ended December 31, 2013, the oil and natural gas prices were applied at $96.90/Bbl and $3.67/MMBtu, respectively, in the standardized measure. For the year ended December 31, 2012, the oil and natural gas prices were applied at $94.68/Bbl and $2.76/MMBtu, respectively, in the standardized measure.

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves

The following tables, which presents a standardized measure of discounted future cash flows and changes therein relating to proved oil and gas reserves as of December 31, 2013 and 2012, for the years ended December 31, 2013 and 2012, is presented pursuant to ASC 932. In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as being representative of the fair market value of the Company’s proved oil and gas reserves.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves (continued)

A discount factor of 10 percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement costs or fair value of the Company's natural gas and oil properties. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of time value of money and the risks inherent in reserve estimates of natural gas and oil producing operations. There have been no estimates for future plugging and abandonment costs.

Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2013

Future cash inflows	$402,112,260
Less: Future production costs	(82,947,000)
Future development costs	(91,795,000)
Future income tax expense	(73,315,987)
Future net cash flows	154,054,273
10% discount factor	(62,981,072)
Standardized measure of discounted future net cash inflows	$91,073,201
Estimated future development cost anticipated
for following two years on existing properties	$85,709,000

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2013

Beginning of year	$85,466,507
Sales of oil and natural gas, net of production costs	(10,293,324)
Net changes in prices and production costs	7,547,696
Development costs incurred during the year	11,556,941
Changes in future development costs	(9,300,011)
Extensions, discoveries, and improved recoveries	11,620,753
Revisions of previous quantity estimates	(15,492,304)
Accretion of discount	12,556,186
Net change in income taxes	(3,025,202)
Purchases and sale of mineral interests
Timing and other	435,959
End of year	$91,073,201

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves (continued)

Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2012

Future cash inflows	$372,354,360
Less: Future production costs	(76,379,540)
Future development costs	(84,606,420)
Future income tax expense	(67,749,782)
Future net cash flows	143,618,618
10% discount factor	(58,152,111)
Standardized measure of discounted future net cash inflows	$85,466,507
Estimated future development cost anticipated
for following two years on existing properties	$73,632,793

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2012

Beginning of year	$96,935,872
Sales of oil and natural gas, net of production costs	(9,778,130)
Net changes in prices and production costs	(29,051,895)
Development costs incurred during the year	3,748,385
Changes in future development costs	8,004,694
Extensions, discoveries, and improved recoveries	22,912,434
Revisions of previous quantity estimates	(22,802,261)
Accretion of discount	13,467,746
Net change in income taxes	1,427,642
Purchases and sale of mineral interests	700,000
Timing and other	(97,980)
End of year	$85,466,507

Significant Changes in Reserves for the Year Ended December 31, 2013

Net Changes in Prices and Production Costs: For the year ended December 31, 2013, the oil and natural gas prices were applied at $96.90/Bbl and $3.67/MMBtu, respectively, in the standardized measure. At December 31, 2012, the oil and natural gas prices were applied at $94.68/Bbl and $2.76/MMBtu, respectively, in the standardized measure. The increase in oil and natural gas prices resulted in a significant increase in future expected cash flows and reserves.

Extensions, Discoveries, and Improved Recoveries: During the year ended December 31, 2013, the Company had extensions and discoveries of 562,723 Bbl of crude oil and 562,130 Mcf of natural gas from primarily newly identified drilling opportunities in the Eaglebine oil and natural gas reservoirs.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Significant Changes in Reserves for the Year Ended December 31, 2013 (continued)

Revisions of Previous Quantity Estimates: During the year ended December 31, 2013, the Company adjusted its previous estimates by (282,828) Bbl of crude oil and (452,650) Mcf of natural gas from primarily revisions of proved undeveloped reserves that the Company currently has interests in due to increases in estimated production costs.

Accretion of Discount: Accretion during the year ended December 31, 2013 was the result of accretion of the future net revenues at a standard rate of 10% due to the passage of time.

Significant Changes in Reserves for the Year Ended December 31, 2012

Net Changes in Prices and Production Costs: For the year ended December 31, 2012, the oil and natural gas prices were applied at $94.68/Bbl and $2.76/MMBtu, respectively, in the standardized measure. At December 31, 2011, the oil and natural gas prices were applied at $95.84/Bbl and $4.15/MMBtu, respectively, in the standardized measure. Additionally, estimated future production costs per barrel of oil equivalent (BOE) increased from December 31, 2011 to 2012. The decrease in oil and natural gas prices and increase in production costs resulted in a significant decrease in future expected cash flows and reserves.

Extensions, Discoveries, and Improved Recoveries: During the year ended December 31, 2012, the Company had extensions and discoveries of 1,037,240 Bbl of crude oil and 344,575 Mcf of natural gas from primarily newly identified drilling opportunities in the Eaglebine and Hunton oil and natural gas reservoirs.

Revisions of Previous Quantity Estimates: During the year ended December 31, 2012, the Company adjusted its previous estimates by (760,571) Bbl of crude oil and 171,497 Mcf of natural gas from primarily revisions of proved undeveloped reserves that the Company currently has interests in due to decreases in future forecasted prices of oil and natural gas and increases in estimated production costs.

Accretion of Discount: Accretion during the year ended December 31, 2012 was the result of accretion of the future net revenues at a standard rate of 10% due to the passage of time.