Form 10-K/A
period 2013-12-31
Starboard Resources, Inc.
filed 2014-04-30
CIK 1554970

UNITED STATES SECURITIES AND EXCHANGE COMMISSSION
Washington D.C.  20549

FORM 10-K/A
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

Under the Securities Purchase and Exchange Agreement dated June 10, 2011, if the Company failed to go public by reverse merger with a public company or through obtaining an effective Form 10 registration statement under the Securities Exchange Act of 1934, shareholders affiliated with Summerline Asset Management, LLC may elect to sell the company all of its shareholder interest in exchange for cash of approximately $12.52 per share or approximately $18,400,000.   (See Note 6 to our financial statements for further information).

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

Securities Purchase and Exchange Agreement and Going Public Delay Fee – Put Option and Going Public Delay Fee

We entered a “Securities Purchase and Exchange Agreement” dated June 10, 2011, with Longview Marquis Master Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC (collectively “Summerline”) attached as Exhibit 4.1.  The Agreement says that the Company shall use its reasonable best efforts to reverse-merge with a public shell company or obtain an effective registration statement under the Securities Exchange Act of 1934 within 90 days of the date of that agreement (September 8, 2011).  We did not successfully complete the reverse-merger or effective registration statement.  Moreover, the Securities Purchase and Exchange Agreement also provided the Summerline parties with a put option if we failed “to use . . . . commercially reasonable efforts” to consummate the reverse merger or effective registration statement by December 10, 2011.   As further stated in Note 6 to our financial statements, the put option liability was valued at $18,400,000. This put option liability hindered the Company’s ability to obtain bank financing on reasonable terms.

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

Pursuant to letter instructions from Charles S. Henry, III, the general partner of Giddings Oil & Gas LP, Asym Energy Fund III, LP and Hunton Oil Partners, LP, the Company’s transfer agent cancelled the 9,635,000 shares on February 24, 2014 and made a distribution of these common stock shares to the beneficial owners of the Partnerships in the amounts stated in the letter instructions from Mr. Henry. The Company then timely filed a Form 8-K on February 27, 2014 relating to the change of control from such distribution.

After said distribution, the transfer agent reissued 927,933 common stock shares to Giddings Oil & Gas LP, 540,860 common stock shares to Asym Energy Fund III LP and 172,098 common stock shares to Hunton Oil Partners LP.  On March 17, 2014 the Company received instructions instructions from Charles S. Henry, III, the general partner of Giddings Oil & Gas LP, Asym Energy Fund III, LP and Hunton Oil Partners, LP to hold these certificates in its own name.  On March 18, 2014, the Company interpleaded these common stock shares into the same Connecticut lawsuit in which it had previously interpleaded 550,000 common stock shares through an amended interpleader action.  This increased the number of interpleaded common stock shares from 550,000 to 2,190,891.  As part of the interpleader the Company disclaimed a beneficial interest in these common stock shares. The interpleaded common stock shares now amount to 17.72% of the Company’s outstanding common stock.

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

Pursuant to letter instructions from Charles S. Henry, III, the general partner of Giddings Oil & Gas LP, Asym Energy Fund III, LP and Hunton Oil Partners, LP, the Company’s transfer agent cancelled the 9,635,000 shares on February 24, 2014 and made a distribution of these common stock shares to the beneficial owners of the Partnerships in the amounts stated in the letter instructions from Mr. Henry. The Company then timely filed a Form 8-K on February 27, 2014 relating to the change of control from such distribution.

After said distribution, the transfer agent reissued 927,933 common stock shares to Giddings Oil & Gas LP, 540,860 common stock shares to Asym Energy Fund III LP and 172,098 common stock shares to Hunton Oil Partners LP.  On March 17, 2014 the Company received instructions from Charles S. Henry, III, the general partner of Giddings Oil & Gas LP, Asym Energy Fund III, LP and Hunton Oil Partners, LP to hold these certificates in its own name.  On March 18, 2014, the Company interpleaded these common stock shares into the same Connecticut lawsuit in which it had previously interpleaded 550,000 common stock shares through an amended interpleader action.  This increased the number of interpleaded common stock shares from 550,000 to 2,190,891.  As part of the interpleader the Company disclaimed a beneficial interest in these common stock shares. The interpleaded common stock shares now amount to 17.72% of the Company’s outstanding common stock.

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

  Current status of litigation and distributions of our common stock held by Giddings Oil & Gas LP, Asym Energy Fund III, LP and Hunton Oil Partners, LP

In 2013 the limited partners of Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP voted to remove business entities controlled by Gregory Imbruce as general partner of the partnerships and appoint Charles S. Henry, III the new general partner by a vote of more than 87.5% of each partnership’s interest.  Subsequently, certificates of amendment of limited partnership were filed with the Delaware Secretary of State for each partnership noting the removal of the Imbruce business entities and the designation of Mr. Henry as general partner.  On February 21, 2014 Mr. Henry ordered a liquidating distribution of the Partnerships’ sole material assets – our common stock shares.  The partnerships’ remaining 2,190,891 common stock shares that were not distributed are interpleaded into a Connecticut Superior Court.  The three partnerships currently are the record owner of none of our common stock shares.

Gregory Imbruce and business entities controlled by Mr. Imbruce filed an arbitration claim on March 18, 2014 with the American Arbitration Association against certain limited partners in the partnerships and Charles S. Henry, III (also naming the remaining limited partners as relief defendants) seeking various remedies and damages.  The remedies include seeking a constructive trust that includes our common stock shares distributed in the liquidating distribution.  The Imbruce parties also object to the effectiveness of the notices to them and their removal as general partner. These parties have not sought any relief under the American Arbitration Association’s Emergency Measures of Protection in the Commercial Arbitration Rules.  Counsel for the limited partners has argued in Connecticut Superior Court that the Imbruce parties cannot seek equitable relief through an arbitration panel because a January 2012 agreement between SOSventures and the Imbruce parties includes an exclusive forum selection clause requiring that all equitable relief relating to the disputed matters be sought in Connecticut Superior Court.

As described elsewhere in the prospectus, certain of the limited partners of Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP have been seeking damages, injunctive relief, a constructive trust and an accounting in Connecticut Superior Court against Mr. Imbruce and his business entities for fiduciary duty breaches, conversion, civil theft, violations of Connecticut Unfair Trade Practices Act, unjust enrichment, common law fraud, negligence, fraudulent conveyance and civil conspiracy since 2012.

The partnerships are Delaware partnerships and carry a Delaware choice of law provision in their partnership agreements.  Under Delaware law, a constructive trust “effectuates the principle of equity that one who would be unjustly enriched, if permitted to retain property, is under an equitable duty to convey it the rightful owner. . . .  When one party, by virtue of fraudulent, unfair or unconscionable conduct, is enriched at the expense of another to whom he or she owes some duty, a constructive trust will be imposed.”  Hogg v. Walker, 622 A.2d 648, 652 (Del. 1993).   The constructive trust can be imposed on “specific property or identifiable proceeds of specific property.” Hogg at 652.    Thus, if the Imbruce claimants successfully prosecute their claim, a constructive trust can be imposed under Delaware law on our common stock shares held by the former limited partners in the partnerships and the identifiable proceeds from the sale of our common stock by those parties.  If the sales proceeds from the sale of our stock are not readily identifiable, under Delaware law the court or arbitration panel can also order the constructive trustee to account for the trust property and to pay a surcharge and compensatory damages.  Hogg at 654.

If the Imbruce claimants obtain a constructive trust remedy that covers our common stock distributed to the limited partners before the sale of that common stock by the limited partners/Selling Stockholders, our common stock could have materially less trading liquidity or purchase demand and we may have a significant change in the Company’s voting control.

If the Imbruce claimants obtain a constructive trust remedy that covers our common stock distributed to the limited partners after the sale of that common stock by the limited partners who are our Selling Stockholders, such the constructive trust may apply to the proceeds from the sale of our common stock.  If the proceeds are not readily identifiable, the selling stockholders could be liable under Delaware law for breach of the constructive trust and ordered to provide an accounting or pay a surcharge or compensatory damages.

The likelihood or risk of the Imbruce claimants obtaining a constructive trust remedy that covers our common stock shares received by the limited partners in the liquidating distribution will be impacted by the 2,190,891 common stock shares we interpleaded into Connecticut Superior Court with notice to the Imbruce claimants. These common stock shares amount to approximately 17.73% of our outstanding common stock and are available to satisfy the Imbruce claimants constructive trust claims (with Court approval) should the Imbruce claimants successfully prosecute those claims. Consequently, we do not anticipate that the Imbruce claimants’ constructive trust claims will affect our common stock shares distributed to the limited partners in the liquidating distribution unless the arbitration panel or court orders a constructive trust over more than:  1) 1,477,933 of our common stock shares in connection with claims relating to Giddings Oil & Gas LP; 2) 540,860 of our common stock shares in connection with claims relating to Asym Enery Fund III LP; or 3) 172,098 of our common stock shares in connection with claims relating to Hunton Oil Partners LP.

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

We have an operating loss.

We reported a net operating loss of $51,528 in the year ending December 31, 2013.  If we incur substantial operating expenses for our oil and natural gas exploration and development activities, we may continue to not be profitable.

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

The Imbruce parties seek a “constructive trust” remedy on certain common stock shares held by our selling stockholders, which could cause the Company to have a risk of being subject to a disqualification from being able to engage in exempt securities offerings under SEC Rule 506 .

On December 17, 2013, the Connecticut Banking Commissioner issued a Cease and Desist Order against Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP with findings of violations of the anti-fraud provisions of the Connecticut Securities Act.  At the time these partnerships owned more than 77% of the Company’s common stock shares.  Thus, under SEC Rule 506(d), if the Cease and Desist Order became final with findings of violations of the anti-fraud provisions of the Connecticut Securities Act and the partnerships maintained an ownership level exceeding 20% of the Company’s voting securities, then the Company would be subject to a disqualification from using the SEC Rule 506 safe harbor securities registration exemption for a period of ten years from the date of the order or until such time as the partnership’s voting control declined to below 20 percent.

On February 24, 2014, the Company cancelled the partnerships’ common stock share certificates and issued common stock shares to the limited partners in the partnerships, that is, beneficial owners of the partnerships.   The Company reissued 927,933 common stock shares to Giddings Oil & Gas LP, 540,860 common stock shares to Asym Energy Fund III LP and 172,098 common stock shares to Hunton Oil Partners LP.  These shares, plus the 550,000 common stock shares previously interpleaded into the Connecticut Superior Court, amounted to 2,190,891 common stock shares which is 17.72% of our outstanding voting securities.  Thus, we fell below the SEC Rule 506(d) twenty percent voting securities threshold and were no longer subject to a potential disqualification from the use of the SEC Rule 506 securities registration exemption upon the entry of a final order against the partnerships by the Connecticut Banking Commissioner.

Those 2,190,891 common shares were interpleaded into Connecticut Superior Court on March 18, 2014.

Also on March 18, 2014, Gregory Imbruce, Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar, LLC, Asym Capital III LLC, Glenrose Holdings, LLC and Asym Energy Investment LLC filed a claim through the American Arbitration Association against Charles S. Henry, III, John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otierno, SOSventures LLC, Bradford Higgins, William Mahoney, Edwards M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP and named other limited partners in the partnerships as relief defendants.  Claimants seek declaratory and injunctive relief as to who has authority to act as general partner of the partnerships, constructive trust on our common stock shares previously distributed to limited partners in the partnerships and damages.  Claimants have not sought relief under the American Arbitration Association’s Emergency Measures of Protection in the Commercial Arbitration Rules.

Accordingly, there is a risk that should: 1) the American Arbitration Association arbitration panel grant a constructive trust remedy that has the effect of reconstituting the partnerships’ assets; 2) the relevant selling stockholders still own our common stock shares at the time of such remedy, resulting in the partnerships again owning more than 20 percent of the Company’s voting securities; 3) there is a final order of the Connecticut Banking Commissioner against the partnerships with findings of violations of the anti-fraud provisions of the Connecticut Securities Act; 4) the Connecticut Banking Commissioner deny the Company a Rule 506(d) disqualification waiver request; and 5) the SEC deny the Company a Rule 506(d) disqualification waiver request, then the Company would be disqualified from using the SEC Rule 506 securities registration exemption for ten years from the date of the final order or until such time as the partnerships voting securities ownership drops below 20 percent.

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

Estimates of reserves as of January 1, 2014 and January 1, 2013 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended January 1, 2014 and January 1, 2013, in accordance with revised SEC guidelines applicable to reserves estimates as of the end of 2013 and 2012. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

Bigfoot - Texas	Year Ended December 31,
	2013	2012
Net Production:
Oil (Bbl)	4,011	4,469
Natural Gas (Mcf)	-	-
Barrel of Oil Equivalent (Boe)	4,011	4,469
Oil and Natural Gas Sales:
Oil	$376,829	408,233
Natural Gas		-
Total	$376,829	408,233
Average Sales Price:
Oil ($ per Bbl)	$93.95	91.35
Natural Gas ($ per Mcf)	-	-

Barrel of Oil Equivalent ($ per Boe)	$93.95	91.35
Oil and Natural Gas Costs:
Lease operating expenses	$419,140	311,903
Production taxes	17,101	18,815
Other operating expenses	-	-
Average production cost per Boe	$108.76	74.00

Giddings – Texas	Year Ended December 31,
	2013	2012
Net Production:
Oil (Bbl)	70,683	62,132
Natural Gas (Mcf)	123,795	128,479
Barrel of Oil Equivalent (Boe)	91,315	83,545
Oil and Natural Gas Sales:
Oil	$6,821,671	$5,789,889
Natural Gas	752,303	890,466

Total	$7,573,975	$6,680,355
Average Sales Price:
Oil ($ per Bbl)	$96.51	$93.19
Natural Gas ($ per Mcf)	6.08	6.93

Barrel of Oil Equivalent ($ per Boe)	$82.94	$79.96
Oil and Natural Gas Costs:
Lease operating expenses	$2,683,694	$2,271,663
Production taxes	325,401	221,674
Other operating expenses	-	-
Average production cost per Boe	$32.95	$29.84

Logan, Kingfisher, McClain - Oklahoma	Year Ended December 31,
	2013	2012
Net Production:
Oil (Bbl)	52,152	48,797
Natural Gas (Mcf)	383,526	313,525
Barrel of Oil Equivalent (Boe)	116,073	101,051
Oil and Natural Gas Sales (dollars in thousands):
Oil	$5,003,563	$4,461,724
Natural Gas	2,010,787	1,404,069

Total	$7,014,350	$5,865,793
Average Sales Price:
Oil ($ per Bbl)	$95.94	$91.43
Natural Gas ($ per Mcf)	5.24	4.48

Barrel of Oil Equivalent ($ per Boe)	$60.43	$58.05
Oil and Natural Gas Costs (dollars in thousands):
Lease operating expenses	$495,323	$313,648
Production taxes	92,122	38,548
Other operating expenses		-
Average production cost per Boe	$5.06	$3.49

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

The following table is based on estimates as of December 31, 2013.  Some of the Texas reserve units with assigned proven undeveloped reserves have leases expiring in both 2014 and 2015.   Such unit reserves have been divided up between 2014 and 2015 based on the percentage net acreage within the reserve units assigned to the respective leases.  The Oklahoma properties do not have proven undeveloped reserve units containing leases with 2014 expirations. Our Bigfoot properties do not have expiring leases in 2014.

Effective Date – December 31, 2013

2014 and 2015 Expiring Leases	Proven Reserves Assigned to 2014 Lease Expirations ($ thousands)	Percentage PUD Reserves Assigned to 2014 Lease Expirations	Percentage Total Proven Reserves Assigned to 2015 Lease Expirations	Proved Reserves Assigned to 2015 Lease Expirations ($ thousands)	Percentage PUD Reserves Assigned to 2015 Lease Expirations	Percentage Total Proved Reserves Assigned to 2015 Lease Expirations	Proved Reserves Assigned to 2014 and 2015 Lease Expirations ($ thousands)	Percentage PUD Reserves Assigned to 2014 and 2015 Lease Expirations	Percentage Total Proved Reserves Assigned to 2014 and 2015 Lease Expirations

Giddings - Texas	6,772	6.64%	5.15%
McClain -Oklahoma	-1,386	-1.36	1.05
Logan/ Kingfisher Oklahoma	-697	-0.68	0.53	1,383	1.36%	1.05%	2,080
Total(1)	8,855	8.69%	6.73%	1,383	1.36%	1.05%	2,080

(1)  Discrepancies in “Total” line due to rounding

Effective Date – December 31, 2013

2014 and 2015 Expiring Leases	PUD Reserves Assigned to 2014 Lease Expirations ($ thousands)	PUD Oil Reserves Assigned to 2014 Lease Expirations (BBL)	PUD Natural Gas Reserves Assigned to 2014 Lease Expirations (MMCF)	PUD Reserves Assigned to 2015 Lease Expirations ($ thousands)	PUD Oil Reserves Assigned to 2015 Lease Expirations (BBL)	PUD Natural Gas Reserves Assigned to 2015 Lease Expirations (MMCF)	PUD Reserves Assigned to 2014 and 2015 Lease Expirations ($ thousands)	PUD Oil Reserves Assigned to 2014 and 2015 Lease Expirations (BBL)	PUD Natural Gas Reserves Assigned to 2014 and 2015 Lease Expirations (MMCF)

Giddings - Texas	6,772	450	252
McClain -Oklahoma	1,386	19	-
Logan/ Kingfisher Oklahoma	697	5	-	1,383	19	2	2,080
Total(1)	8,855	474	252	1,383	19	2	2,080

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

Net Income. Net income was ($1,875,160) or ($0.15) per diluted common share, for 2013 as compared to $(14,498,804), or $(1.21) per diluted common share, for 2012. The increase in net income was attributable primarily to a decrease in deferred income taxes.

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

Craig Dermody became a Director of our Company on May 20, 2012. Mr. Dermody brings over 30 years of experience in the institutional investment securities industry. Mr. Dermody is currently a partner with the energy investment banking securities firm of Johnson Rice & Co. LLC.  Mr. Dermody has been employed by Johnson Rice since 1994. Prior to Johnson Rice, he was a Sr. Vice President with Prudential Securities and a Sr. Vice President with Howard Weil Labouisse Friedrichs, where he began his career in 1981. He served on the Board of Directors of Halter Environmental, a company focused on oil spill recovery vessels from 1990-1991. Mr. Dermody received his BS from Southeastern Louisiana University. As a result of these professional experiences, Mr. Dermody possesses particular knowledge and experience in developing companies and capital markets that strengthen the board’s collective qualifications, skills, and experience.  Mr. Dermody serves on our Audit Committee and Compensation Committee.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Rothstein Kass, our principal accountant, for the audit of our annual financial statements and review of our financial statements included in or Form 10-Q or services that are normally provided by Rothstein Kass in connection with statutory and regulatory filings or engagements for those fiscal years amount to $130,273 for 2013 and $112,385 for 2012.

Audit-Related Fees

The Company paid no other aggregate fees billed in each of the last two fiscal years for assurance and related services by Rothstein Kass, our principal accountant, that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Rothstein Kass, our principal accountant, for tax compliance, tax advice, and tax planning amount to $16,500 for 2013.  The Company’s tax services were not performed by Rothstein Kass for 2012.

All Other Fees.

There were no other fees billed in each of the last two fiscal years for products and services by Rothstein Kass, our principal accountant, other than the services reported above.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee Charter requires that the Audit Committee preapprove all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules.

Percentage of Services Approved by Audit Committee

Our Audit Committee approved the following percentages of Audit Fees, Audit-Related Fees and Tax Fees for Rothstein Kass, our principal accountant, for the designated years.

	Audit Fees	Audit-Related Fees	Tax Fees
2013	100%	-	100%
2012	100%	-	-

Rothstein Kass was our principal accountant for the year ended December 31, 2013.  Less than 50 percent of the hours expended on Rothstein Kass’s engagement to audit our financial statements for the year ended December 13, 2013 were attributed to work performed by persons other than Rothstein Kass’s full-time, permanent employees.

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

STARBOARD RESOURCES, INC.

DATE: April 28, 2014	BY:	/s/ Michael J. Pawelek
Michael J. Pawelek,
Chief Executive Officer

Signature	Title	Date

/s/ Michael J. Pawelek	CEO and Director	April 28, 2014
Michael J. Pawelek

/s/ Bill Liao	Director and Chairman	April 28, 2014
Bill Liao

/s/ Peter Benz	Director	April 28, 2014
Peter Benz

/s/ Craig Dermody	Director	April 28, 2014
Craig Dermody

/s/ Charles S. Henry, III	Director	April 28, 2014
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