Form 10-Q
period 2014-03-31
Starboard Resources, Inc.
filed 2014-05-15
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-54967

STARBOARD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-5634053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 E. Sonterra Blvd, Suite 1220 San Antonio, Texas	78258
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2014, there were 12,362,336 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

STARBOARD RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

Part I – Financial Information

Item 1.   Financial Statements

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$3,313	$5,794
Trade receivable	1,614	1,778
Joint interest receivable	951	60
Deferred tax assets	39	39
Prepaid expenses	137	154

Total current assets	6,054	7,825

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of	96,757	74,166
accumulated depletion
Other property and equipment, net of depreciation	155	168

Total oil and natural gas properties and other equipment, net	96,912	74,334

Other assets
Prepaid drilling costs	351
Goodwill	960	960
Other	1,249	1,112

Total other assets	2,560	2,072

Total assets	$105,526	$84,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$9,938	$9,485
Joint interest revenues payable	816	968
Current derivative liabilities	58	63
Current maturities of notes payable	1,359	25
Current asset retirement obligations	366	366

Total current liabilities	12,537	10,907

Long-term liabilities
Derivative liabilities	39	51
Notes payable	21,525	12,532
Related party note payable	10,000
Deferred tax liabilities	15,689	15,914
Asset retirement obligations	2,936	2,070

Total long-term liabilities	50,189	30,567

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;
none issued and outstanding
Common stock, $.001 par value, authorized 150,000,000 shares;
12,362,336 shares issued at
March 31, 2014 and December 31, 2013	12	12
Paid-in capital in excess of par	54,746	54,446
Accumulated deficit	(11,958)	(11,701)

Total stockholders’ equity	42,800	42,757

Total liabilities and stockholders’ equity	$105,526	$84,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Oil, natural gas, and related product sales	$3,807	$2,950

Expenses
Depreciation and depletion	1,704	1,231
Lease operating	919	888
General and administrative	794	843
Professional fees	277	165
Production taxes	110	71
Exploration	14	23

Total expenses	3,818	3,221

Operating loss	(11)	(271)

Other expense
Interest expense	(288)	(113)
Going public delay expense		(182)
Gain (loss) from derivative contracts	(2)	38

Total other expense	(290)	(257)

Loss before income taxes	(301)	(528)

Income tax expense:
Current income taxes	181
Deferred income taxes	(225)	(23)

Total income tax expense	(44)	(23)

Net loss	$(257)	$(505)

Net loss per basic and diluted
common share	$(0.02)	$(0.04)

Weighted average basic and diluted
common shares outstanding	12,362,336	12,362,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – UNAUDITED
(In thousands)

For the three months ended March 31, 2014

	Common Stock		Paid-In
	($.001 Par Value)		Capital in	Accumulated
	Shares	Amount	Excess of Par	Deficit	Total

Balances, December 31, 2013	12,362	$12	$54,446	$(11,701)	$42,757
Stock-based compensation			300		300
Net loss				(257)	(257)
Balances, March 31, 2014	12,362	$12	$54,746	$(11,958)	$42,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(257)	$(505)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and depletion	1,704	1,231
Deferred income taxes	(225)	(23)
Stock-based compensation	300	300
Accretion of asset retirement obligation	37	46
Going public delay expense		182
Unrealized income (loss) from derivative contracts	(17)	(38)
Accretion of debt issuance costs	38	12
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Trade receivable	164	164
Joint interest receivable	(890)	53
Prepaid expenses and other assets	16	(33)
Accounts payable and accrued liabilities	(1,247)	(1,207)
Joint interest revenues payable	(151)	57
Net cash provided by (used in) operating activities	(528)	239

Cash flows from investing activities
Development of oil and natural gas properties	(4,052)	(1,786)
Acquisition of White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties	(17,383)
Acquisition of other oil and natural gas properties	(318)
Prepaid drilling costs	(315)	(785)
Net cash used in investing activities	(22,104)	(2,571)

Cash flows from financing activities
Proceeds from notes payable, net of debt issuance costs	20,172	2,665
Deferred offering costs	(15)
Repayments of notes payable	(6)	(4)
Net cash provided by financing activities	20,151	2,661

Net increase (decrease) in cash	(2,481)	329
Cash, beginning of period	5,794	1,037
Cash, end of period	$3,313	$1,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$250	$54

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures	$1,699	$696
Capitalized asset retirement cost	$829	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
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

Additionally, the accompanying condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q, and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Starboard and its wholly owned subsidiaries, ImPetro Resources, LLC (“Impetro”) and Impetro Operating (“Operating”) (Collectively the “Company”). All intercompany transactions and balances have been eliminated in consolidation

Fair Value Measurements

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

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
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

Additionally, the Company assesses the impairment of capitalized costs of its proved oil and natural gas properties and other equipment when circumstances indicate that the carrying value may not be recoverable.  The Company determines if impairment has occurred through either adverse changes or as a result of their annual petroleum engineering review.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.  For the three months ended March 31, 2014 and 2013, the Company did not have an impairment charge.

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

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes (continued)

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2014 and 2013 and for the three month periods then ended (unaudited).

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares. For the three month periods ended March 31, 2014 and 2013, there were 349,650 (unaudited) potentially dilutive non-vested restricted shares. The potentially dilutive shares at March 31, 2014 and 2013 are considered antidilutive and thus result in the basic net income (loss) per common share equaling the diluted net income (loss) per common share.

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

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Use of Estimates (continued)

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

NOTE 3 – FAIR VALUE MEASUREMENTS

As of March 31, 2014 and December 31, 2013, the Company had no assets which were measured at fair value.

The following tables present information about the Company’s liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

				Balance as of
				March 31,
($ in thousands)	Level 1	Level 2	Level 3	2014
Liabilities (at fair value):	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Asset retirement obligations	$	$	$3,302	$3,302
Derivative liabilities (oil collar and put options)		97		97
Total liabilities (at fair value)	$	$97	$3,302	$3,399

Balance as of
December 31,
($ in thousands)	Level 1	Level 2		Level 3	2013
Liabilities (at fair value):

Asset retirement obligations	$	$		$2,437	$2,437
Derivative liabilities (oil collar and put options)			114		114
Total liabilities (at fair value)	$		$114	$2,437	$2,551

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4 – PROPERTY ACQUISITION

On March 26, 2014 (the “Acquisition Date”), the Company completed the purchase of oil and natural gas leases and leasehold interests (the “Oil and Natural Gas Properties”) with White Oak Resources VI, LLC and Permian Atlantis LLC (collectively the “Seller”) for the purpose of increasing the Company’s oil and natural gas operations in the Permian Basin.  The assets acquired are: (a) oil and natural gas leases and leasehold interests in Winkler and Loving Counties in Texas and Lea County, New Mexico; (b) twenty-nine wellbores; and (c) any contracts or agreements related to the foregoing lands, leases and wells.  The Oil and Natural Gas Properties include total acreage held by production of 5,160 gross developed acres (1,983.61 net developed acres). Additionally, producing wells and surrounding acreage have been unitized under Texas Railroad Commission regulations. Under the terms of the agreement, the Company purchased the Oil and Natural Gas Properties for $17,383,000 in cash.

Unaudited Pro Forma Condensed Combined Financial Statements

The following unaudited pro forma financial statements and related footnotes give effect to the acquisition of the Oil and Natural Gas Properties. The unaudited pro forma condensed statement of operations for the year ended December 31, 2013 reflects the acquisition of the Oil and Natural Gas Properties as if it had occurred on January 1, 2013.

The unaudited pro forma adjustments are based upon currently available information and certain assumptions that the Company believes to be reasonable under the circumstances. Pursuant to Regulation S-X, Article 11, of the Securities and Exchange Commission, pro forma adjustments include the effects of events that are directly attributable to the acquisition and are factually supportable. As actual adjustments may differ from pro forma adjustments, the unaudited pro forma combined financial information has been prepared for informational purposes only. It is not intended to be indicative of the Company's results of operations or financial position that might have been achieved had the acquisition been completed as of the dates presented, or the Company's future results of operations or financial position.

These unaudited pro forma condensed combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 31, 2014.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4 – PROPERTY ACQUISITION - CONTINUED

Pro Forma Condensed Combined Statement of Operations for the Year Ended December 31, 2013

	Starboard Resources, Inc. Historical (unaudited)	Oil and Natural Gas Properties Acquired Historical (unaudited)		Pro Forma Adjustments (unaudited)		Pro Forma Combined (unaudited)
Oil, natural gas, and related product sales	$14,965,153		$2,828,867	$		$17,794,020
Expenses
Depreciation and depletion	6,436,367			674,651	(1)	7,111,018
Lease operating	4,237,207		1,044,302			5,281,509
General and administrative	3,087,035					3,087,035
Professional fees	777,655					777,655
Production taxes	434,623		146,334			580,957
Exploration	43,794					43,794

Total expenses	15,016,681		1,190,636	674,651		16,881,968

Operating income (loss)	(51,528)		1,638,231	(674,651)		912,052

Other income (expense)
Interest income	1,434					1,434
Interest expense	(747,659)			(2,036,290	) (2)	(2,783,949)
Going public delay expense	(425,005)					(425,005)
Loss from derivative contracts	(23,153)					(23,153)

Total other expense	(1,194,383)			(2,036,290)		(3,230,673)

Income (loss) before income taxes	(1,245,911)		1,638,231	(2,710,941)		(2,318,621)

Income tax expense
Current income taxes	26,502			(364,721	) (3)	(338,219)
Deferred income taxes	602,747					602,747

Total income tax expense	629,249			(364,721)		264,528

Net loss	$(1,875,160)		$1,638,231	$(2,346,220)		$(2,583,149)

Net loss per basic and diluted common share	$(0.15)	$		$		$(0.21)

Weighted average basic and diluted common shares outstanding	12,362,336					12,362,336

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4 – PROPERTY ACQUISITION - CONTINUED

Pro Forma Condensed Combined Statement of Operations for the Year Ended December 31, 2013

(1)	Reflects additional depletion expense attributable to the Oil and Natural Gas Properties acquired based on the preliminary purchase price allocations.
(2)
Reflects additional interest expense attributable to notes payable obtained to finance the Oil and Natural Gas Properties acquisition and accretion of the asset retirement obligations assumed as part of the Oil and Natural Gas Properties acquisition.

(3)
Reflects adjustment to the income tax provision for the estimated impact of the Oil and Natural Gas Properties' revenue and direct operating expenses, depletion, and interest expenses.  Income taxes were adjusted using a combined federal and state tax rate of 34%.

Financial Statement Presentation and Preliminary Purchase Price Allocation

The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2013 was derived from the statements of revenues and direct operating expenses of the Oil and Natural Gas Properties for the years ended December 31, 2013 and 2012, together with pro forma adjustments to give effect to the acquisition as if it occurred on January 1, 2013.

These unaudited pro forma condensed combined financial statements are provided for illustrative purposes and do not purport to represent what the Company's results of operations or financial position would have been if such transactions had occurred on the above mentioned date. This statement was prepared based on accounting principles generally accepted in the United States. The use of estimates is required and actual results could differ from the estimates used. The Company believes the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the acquisition.

The following purchase price allocation for the Oil and Natural Gas Properties is preliminary and includes significant use of estimates.  The fair values of the assets acquired and liabilities assumed are preliminary and are subject to revision as the Company continues to evaluate the fair value of these acquisitions.  Accordingly, the allocation will change as additional information becomes available and is assessed by management, and the impact of such changes may be material.  The following table summarizes the preliminary purchase price and preliminary estimated values of assets acquired and liabilities assumed:

Fair value of assets acquired and liabilities assumed
Proved oil and natural gas properties (4)	$18,225,736
Asset retirement obligations	(842,736)
Total fair value of assets acquired and liabilities assumed, net	$17,383,000

Cash consideration transferred	$17,383,000

(4) Amount includes asset retirement costs of approximately $842,736.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at March 31, 2014 and December 31, 2013:

($ in thousands)	March 31, 2014	December 31, 2013
Oil and natural gas properties	(Unaudited)
Proved-developed producing properties	$94,143	$72,208
Proved-developed non producing properties	1,379	1,384
Proved-undeveloped properties	10,755	9,410
Unproved properties	5,214	4,208
Less: Accumulated depletion	(14,734)	(13,044)
Total oil and natural gas properties, net of accumulated depletion	$96,757	$74,166

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties.  The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties.  The liability has been accreted to its present value as of the end of each period.  At March 31, 2014 and December 31, 2013, the Company evaluated 155 (unaudited) and 125 wells, respectively, and has determined a range of abandonment dates between January 2014 and March 2061.  The following table represents a reconciliation of the asset retirement obligations for the three months ended March 31, 2014 and for the year ended December 31, 2013:

	Three Month Period Ended March 31, 2014	Year Ended December 31, 2013
($ in thousands)	(Unaudited)
Asset retirement obligations, beginning of period	$2,437	$2,272
Additions to asset retirement obligation	871	43
Liabilities settled during the period		(48)
Accretion of discount	37	160
Revision of estimate	(43)	10
Asset retirement obligations, end of period	$3,302	$2,437

NOTE 7 – GOING PUBLIC DELAY FEE

If the Company, for any reason, does not go public on or before that date that is one hundred fifty days after the Roll-up Date (the “Going Public Delay Date”), the Company shall pay to each applicable stockholder an aggregate amount equal to the product of (i) such stockholder’s allocation percentage multiplied by (ii) $60,715 (the “Going Public Delay Fee”) on the last business day of each calendar month, for each such calendar month following the Going Public Delay Date through and including the date of going public (the “Going Public Delay Period”). For any partial calendar months during the Going Public Delay Period, the Going Public Delay Fee shall be pro-rated appropriately. For the three months ended March 31, 2013, the Company has incurred a delay fee of approximately $182,000 (unaudited) , which is currently included in accrued liabilities on the accompanying condensed consolidated balance sheets.

Effective August 6, 2013, the Company ceased to incur Going Public Delay Fees.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8 – NOTES PAYABLE

On June 27, 2013, the Company entered into a credit agreement (“Credit Agreement”) with Independent Bank for an initial borrowing base of $13,000,000, bearing interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate” (3.25% at March 31, 2013 (unaudited)) or (2) the floor rate of 4.00%. This borrowing base is subject to re-determinations semi-annually and upon requested special redetermination, with the aggregate indebtedness not to exceed $100,000,000. Additionally, the borrowing base may be adjusted at the financial institution’s discretion which is based on part upon external factors over which the Company has no control. If the re-determined borrowing base were to be less than outstanding borrowing under the Credit Agreement, the Company would be required to repay the deficit. The Company incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. The Credit Agreement matures at June 1, 2016.

At March 31, 2014 and December 31, 2013, the Company had approximately $18,768,000 (unaudited) and $12, 436,000, respectively, in borrowings outstanding under the Credit Agreement, subject to borrowing base limitations at March 31, 2014 and December 31, 2013 of $21,000,000 (unaudited) and $17,000,000, respectively.

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

On March 26, 2014, the Company entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund the development of the Company’s acquisition of oil and natural gas properties (see note 4).  The loan requires 18 equal monthly payments of approximately $222,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.

The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate” (3.25% at  March 31, 2014 (unaudited)), plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

NOTE 9 – STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS

On April 1, 2012, the Company entered into employment agreements (the “Employment Agreement”) which provided a restricted stock grant and a conditional performance award to key members of management.

The restricted stock grant of 349,650 shares had a grant date fair value of $10.00 per share and vests in full upon the earlier of an initial public offering (“IPO”) which includes the sale of shares to the public, a business combination whereas 50% or more of the voting power is transferred to the new owners, or March 1, 2015.   During the three months ended March 31, 2013 and 2012, the Company incurred a stock-based compensation expense of approximately $300,000 (unaudited) and $300,000 (unaudited), respectively, related to the restricted stock grant, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.  As of March 31, 2014 and December 31, 2013, there was approximately $1,098,000 (unaudited) and $1,398,000, respectively, of unrecognized stock-based compensation expense related to the non-vested restricted stock grant. At March 31, 2014 and December 31, 2013, this unrecognized stock-based compensation is expected to be expensed on a straight-line basis over 11 (unaudited) and 14 months. As of March 31, 2014 and as of December 31, 2013, there have been no forfeitures associated with the restricted stock grant.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 9 – STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS - CONTINUED

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

On July 25, 2013, the Company amended its credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter.  As of March 31, 2014, the Company has borrowed $10,000,000 under this agreement.

The term loan is collateralized by the oil and natural gas properties and contains several restrictive covenants including, among others:  (1) a requirement to maintain a current ratio, of not less than 1.0 to 1.0; (2) a maximum permitted ratio of debt to adjusted EBITDAX of not more than 4.0 to 1.0; (3) a maximum permitted ratio of adjusted EBITDAX to interest expense of not more than 3.0 to 1.0; and (4) a prohibition against incurring debt, subject to permitted exceptions.

NOTE 11 – LEGAL PROCEEDINGS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 10k filed under the Securities Act of 1934, as amended, with the Securities and Exchange Commission on March 31, 2014.  Our discussion and analysis includes forward-looking information that involves risks and uncertainties, and should be read in conjunction with the below section entitled “Forward-Looking Statements.”  For a discussion about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements, see Part II. Item 1A. “Risk Factors.”

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

As of March 31, 2014, we owned interests in 154 producing oil and natural gas wells.  Our oil and natural gas production for the three months ended March 31, 2014 consisted of 31,076 bbls of oil and 117,501 Mcf of gas compared to 25,185 bbls of oil and 115,575 Mcf of gas for the three months ending March 31, 2013.

 Strategy

Starboard produces from operated oil and natural gas wells in the liquids rich, oil bearing window of the Eagle Ford trend of South Texas and the nearby oil-prone Giddings field where in combination we control approximately 16,000 gross acres.  The Company also has material non-operated working interests in producing properties and conventional prospects located throughout Logan and McClain counties in Oklahoma which account for 23,000 gross acres.  The Company’s operated Permian Basin interest consists of approximately 5,280 gross acres in Winkler County, Texas.  The combined reserve base and net production are each over 70% oil-weighted.

At January 1, 2014, based on the reserves estimate by our independent reservoir engineers, we had 5,091 MBOE of estimated proved reserves with a PV-10 of $131.6 million. At January 1, 2014, 17% of our estimated proved reserves were proved developed reserves and 72% of our estimated proved reserves were oil and condensate. We grew our average daily production by 12% from 518 BOE per day for the year ending December 31, 2012 to 579 BOE per day for the year ended December 31, 2013.

As part of this strategy, we focus on the following areas:

Bigfoot - Texas

We control about 3,000 gross acres across Frio and Atascosa counties in southern Texas, comprising 7% of our total proved reserves.

 Giddings – Bastrop - Texas

Giddings is our largest acreage position with just over 13,000 gross acres located within the Eagle Ford trend.  Our acreage is spread across Bastrop, Burleson, Brazos, Fayette, Lee, Gonzales, and Robertson counties.  From a reserve perspective, Giddings comprises the largest portion of our total proved reserves at 64%.

Logan County - Oklahoma

Our non-operated working interests are located in Oklahoma, spread across Logan, Kingfisher, and McClain counties. Our position consists of just over 23,360 gross acres and comprises 12% of our total proved reserves.

Winkler County - Texas

In Winkler County, Texas we control about 5,280 gross acres. Our position comprises 17% of our total proved reserves.

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

The following table sets forth information regarding production volumes, average sales prices received and lifting costs for the periods indicated:

Production Volumes, Sales Prices and Lifting Costs

	Years Ended December 31,
($ actual)	2013	2012
Production:
Natural gas-Mcf (1)	507,321	442,004
Crude oil-bbl (2)	126,845	115,398

Average Sales Prices:
Natural gas (1)	$5.31	$5.19
Crude oil (2)	96.20	92.37

Lifting cost per equivalent BOE (3)	$22.10	$16.80

(1)	Natural gas production is located in Texas and Oklahoma.

(2)	Crude oil production is located in Texas and Oklahoma.

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

Lease operating expense and production taxes

The following table presents the major components of Starboard’s lease operating expense for the last two years on a BOE basis:

	Years Ending December 31,
($ actual)	2013		2012
	Total	Per BOE	Total	Per BOE
Lease operating costs	$4,237,207	$20.04	$2,897,214	$15.32
Production taxes	$434,623	$2.06	$279,037	$1.48

Total	$4,671,830	$22.10	$3,176,251	$16.80

Lease operating expense and production taxes from continuing operations for the year ended December 31, 2013 totaled $4,671,830 versus $3,176,251 for the year ended December 31, 2012. This translated to an increase of $5.30/BOE on a volume basis. This increase reflects Starboard’s increased drilling and development efforts.

Results of Operations

Comparison of Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Total Revenues. Total revenues increased $857 thousand to $3,807 thousand for the three months ended March 31, 2014 from $2,950 thousand for the three months ended March 31, 2013, driven primarily by increased oil and natural gas production from existing reserves.

 Investment Income. Total natural gas and oil production for the three months ending March 31, 2014 consisted of 117,501 Mcf of natural gas and 31,076 bbls of oil, as compared to total natural gas and oil production for three months ending March 31, 2013, which consisted of 115,576 Mcf of natural gas and 25,185 bbls of oil.

Our average sales price received for natural gas increased to $6.27 per Mcf for the three months ending March 31, 2014 from $5.42 per Mcf for the same period in 2013. Our average sales price received for oil increased to $98.82 per bbl for the three months ending March 31, 2014 from $92.24 per bbl for the same period in 2013.

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

Costs and Expenses. Total costs and expenses (excluding depreciation and depletion) increased $126 thousand to $2,115 thousand for the three months ending March 31, 2014 from $1,989 thousand for the same period in 2013, due generally to increased drilling and production expenses.  Lease operating expenses increased $32 thousand to $919 thousand for the three months ending March 31, 2014 from $887 thousand for the same period in 2013, due primarily to increased production activity.  General and administrative expenses and professional fees increased $64 thousand to $1,072 thousand for the three month period ending March 31, 2014 from $1,008 thousand for the same period in 2013, due primarily to fees charged in connection with increased staffing, legal and administrative due to greater drilling activity. Depletion, depreciation and amortization expense increased to $1,704 thousand for the three month period ending March 31, 2014 from $1,231 thousand for the same period in 2013, due primarily to increased depletion expenses associated with new property acquisitions.

Net Income. Net income was $(257) thousand, or $(0.02) per diluted common share, for the three month period ending March 31, 2014 as compared to $(505) thousand, or $(0.04) per diluted common share, for the same period in 2013. The increase in net income was attributable primarily to additional production from new and existing wells.

Liquidity and Capital Resources

During the three months ended March 31, 2014 compared to the same period in 2013, net cash flow provided by operating activities decreased by $767 thousand to $528 thousand. This decrease was primarily attributable to increased oil and gas  related payables.

Our current assets were $6,054 thousand on March 31, 2014. Cash on hand comprised approximately $3,313 thousand, of which there is nothing in restricted cash accounts. This compared to cash of $5,794 thousand at December 31, 2013. Accounts payable increased from $9,485 thousand at December 31, 2013 to $9,938 thousand at March 31, 2014.

The consolidated financial statements continue to reflect a much increased but ongoing drilling program which amounted to $16 million during 2013. Our capital program is designed to increase production through exploration and workovers within our fields and through joint venture programs. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements and reduce risk dollars expended. This represents an increase of $5.2 million from our capital investment in 2012.

Our primary sources of liquidity are cash provided by operating activities, our revolving bank facility, a subordinated credit facility, sales of non-core properties and access to capital markets.

 The following table summarizes our contractual obligations and commercial commitments as of December 31, 2013:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Contractual obligations:
Principal debt payments	$12,577	$25	$12,518	$14	$—
Office lease	868	153	520	195	—

Total	$13,425	$178	$13,038	$209	$—

Bank Credit Facility

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016.  As of March 31, 2014, our borrowing base was $21.0 million.  The outstanding borrowings bear interest at a rate that is currently based on the prime plus 0.0% with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  As of March 31, 2014 we have currently borrowed approximately $18.8 million on the credit facility.

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

We also have additional affirmative and restrictive covenants.

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

Bank Term Loan

On March 26, 2014, the Company entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund the development of the Company’s acquisition of oil and natural gas properties (see note 4).  The loan requires 18 equal monthly payments of approximately $222,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.

The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate” (3.25% at  March 31, 2014 (unaudited)), plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

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

As of March 31, 2014, we have $10 million drawn against the SOSventures, LLC credit facility.

Hedging Activities

Our current hedge position consists of a mix of costless collars and put options.  Up to July 31, 2014, we have hedged 7,540 bbls of crude oil per moth using a combination of a 2,040 bbl / month $73 - $99 WTI costless collar, a 1,500 bbl / month $82 WTI put option, and a 4,000 bbl / month $90 – 105 WTI costless collar.  For August 1, 2014 to December 31, 2014, we hedged 7,550 bbls of crude oil per month using a 4,000 bbl / month $90 - $105 WTI costless collar and a 3,550 bbl / month $82 WTI put option.  For January 1, 2015 to October 31, 2015, we hedged 5,000 bbl of crude oil per month using a 2,200 bbl / month $77 WTI put option and a 2,800 bbl / month $80 WTI put option.  For November 1, 2015 to December 31, 2015 we hedged 2,800 bbl / month using a $80 WTI put option.  For January 1, 2016 to March 31, 2016 we hedged 1,500 bbl / month with a $75 WTI put option.  These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.

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

Cash and cash equivalents totaled $3,313 thousand at March 31, 2014, compared to $5,794 thousand at December 31, 2013.  Cash provided by (used in) operating activities was $528 thousand for the three month period ending March 31, 2014, compared to $239 thousand for the same period in 2013.

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

Net cash provided by financing activities was $20,151 thousand for the three month period ending March 31, 2014, compared to $2,661 thousand for the same period in 2013. These financing activities primarily reflect borrowing on our bank facility.

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

As of March 31, 2014, we had a working capital deficit of $6,483 thousand, which consisted of $6,054 thousand of current assets offset by $12,537 thousand of current liabilities. Current assets as of March 31, 2014 included cash of $3,313 thousand and accounts receivable of $2,565 thousand. Current liabilities as of March 31, 2014 included accounts payable and accrued liabilities of $9,938 thousand and revenue payable of $816 thousand.

 Our current credit facility is with Independent Bank (See Exhibits 10.5.1 through 10.5.14).  The $100 million secured facility has a current borrowing base of $21 million as of March 31, 2014, matures in 2016, and has a prime plus 0.0% interest rate with a 4.0% floor.  We currently have approximately $19.0 million drawn on the facility.

On July 25, 2013 we entered an amended credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter.  The loan under this Agreement will be secured by a second lien on the Company’s assets.  The credit agreement and the related intercreditor agreement are attached as Exhibits 10.6.1 and 10.6.2.  We have $10 million draw on this credit facility.

On March 26, 2014, the Company entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund the development of the Company’s acquisition of oil and natural gas properties (see note 4).  The loan requires 18 equal monthly payments of approximately $222,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.

The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate” (3.25% at  March 31, 2014 (unaudited)), plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

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

 Impairments

 The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value.  For the years ended December 31, 2013 and 2012, the Company did not have any impairment charges.

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

Goodwill

            At March 31, 2014 and December 31, 2013 the Company had goodwill of $960 thousand.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, the Company was obligated to be a reporting company pursuant to Section 12(g) of the Securities and Exchange Act of 1934 required to file periodic or current reports with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934.  Thus, the Company must assess its disclosure controls and procedures in connection with its presentation of its information for the three months ending March 31, 2014 as presented in this Form 10-Q.  The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.  Based on their evaluation the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that these procedures were effective as of March 31, 2014, to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making this assessment, management was guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subject to the above, the Company’s internal control over financial reporting are effective as of the end of the reporting period ended March 31, 2014.

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

Starboard Resources, Inc.
(Registrant)

Date: May 14, 2014	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Eric J. Alfuth
Chief Financial Officer

Date: May 14, 2014	By:	/s/ N. Kim Vo
Controller
(Chief Accounting Officer)

EXHIBITS

Exhibit No.		Description

3.1.1	**	Certificate of Incorporation

3.1.2	**	Certificate of Conversion

3.2.1	**	Post-Effective Bylaws

3.2.2	**	Pre-Effective Bylaws

3.2.3	**	Starboard Resources Amended and Restated Operating Agreement dated January 20, 2012

4.1	**
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

10.5.04	*	Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012.

10.5.05	*	Certificate of Ownership Interests – Starboard Resources, Inc. dated June 27, 2013.

10.5.06	*	Omnibus Certificate – Starboard Resources, Inc. dated June 27, 2013.

10.5.07	*	Guaranty dated June 27, 2013 from Impetro Operating, LLC

Exhibit No.		Description

10.5.08	*	Security Agreement dated June 27, 2013 between Impetro Operating, LLC and Independent Bank

10.5.09	*	Omnibus Certificate – Impetro Operating, LLC dated June 27, 2013.

10.5.10	*	Waiver of Operator’s Lien – Impetro Operating, LLC dated June 27, 2013

10.5.11	*	Guaranty dated June 27, 2013 from Impetro Resources, LLC

10.5.12	*	Security Agreement dated June 27, 2013 between Impetro Resources, LLC and Independent Bank

10.5.13	*	Omnibus Certificate – Impetro Resources, LLC dated June 27, 2013.

10.5.14	*	Note dated June 27, 2013 – Starboard Resources, Inc.

10.6.1	*	Credit Agreement dated July 24, 2013 between Starboard Resources, Inc. and SOSventures, LLC.

10.6.2	*	Intercreditor Agreement dated July 24, 2013 between Independent Bank, and SOSventures LLC.

10.6.3	***	Second Amendment to Credit Agreement between Independent Bank and Starboard Resources, Inc. dated March 26, 2014

10.7.1	*	Sunoco – Texon LP Crude Purchase Agreement

10.7.2	*	Sunoco – Texon LP Crude Purchase Agreement Amendment

10.8	*	DCP Midstream, LP Gas Purchase Agreement

21	**	List of subsidiaries.

23.1	***	Consent of Rothstein Kass

23.2	***	Consent of Forrest A. Garb & Associates, Inc., independent petroleum engineers.

31.1	***	Certification of Chief Executive Officer

31.2	***	Certification of Chief Financial Officer

32.1	***	Section 1350 Certification

99.1.1	**
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

99.1.2	**	Answer of Starboard Resources, Inc. dated August 14, 2012 in Henry et al v. Imbruce et al.

99.1.3	**	Starboard Resources, Inc. Bill of Interpleader dated August 8, 2012

Exhibit No.		Description

99.1.5	*****	Starboard Resources, Inc. Amended Bill of Interpleader dated March 14, 2014

99.2	**	Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.

99.3	**	Reserve Report as of January 1, 2014 from Forrest Garb & Associates, Inc.

99.4	*	Supplement to Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.

*	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10/A filed July 26, 2013.
**	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10 filed June 7, 2013.
***	Filed herewith.
****	Filed as a corresponding numbered exhibit with Starboard Resources, Inc. Form S-1/A filed October 25, 2013.
*****	Filed as a corresponding numbered exhibit to Starboard Resources, Inc.’s Form 10-K filed March 31, 2014

Exhibit No.	Description

101	XBRL Filings
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Document