Form 10-Q
period 2014-06-30
Starboard Resources, Inc.
filed 2014-08-14
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒   Yes      ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 12, 2014, there were 12,362,336 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

STARBOARD RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

Part I – Financial Information

Item 1.   Financial Statements

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$3,195	$5,794
Trade receivable	2,220	1,778
Joint interest receivable	1,397	60
Deferred tax assets	39	39
Current derivative assets	31	0
Prepaid expenses	408	154

Total current assets	7,290	7,825

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of	93,457	74,166
accumulated depletion
Other property and equipment, net of depreciation	145	168

Total oil and natural gas properties and other equipment, net	93,602	74,334

Other assets

Goodwill	960	960
Derivative assets	24	0
Other	1,097	1,112

Total other assets	2,081	2,072

Total assets	$102,973	$84,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,054	$9,485
Joint interest revenues payable	1,660	968
Current derivative liabilities	0	63
Current maturities of notes payable	1,776	25
Current asset retirement obligations	438	366

Total current liabilities	6,928	10,907

Long-term liabilities
Derivative liabilities	0	51
Notes payable	23,829	12,532
Related party note payable	10,000	0
Deferred tax liabilities	15,830	15,914
Asset retirement obligations	3,030	2,070

Total long-term liabilities	52,689	30,567

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;
none issued and outstanding
Common stock, $.001 par value, authorized 150,000,000 shares;
12,362,336 shares issued at
June 30, 2014 and December 31, 2013	12	12
Paid-in capital in excess of par	55,046	54,446
Accumulated deficit	(11,702)	(11,701)

Total stockholders’ equity	43,356	42,757

Total liabilities and stockholders’ equity	$102,973	$84,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Oil, natural gas, and related product sales	$5,895	$3,242	$9,702	$6,192

Expenses
Depreciation, depletion and amortization	2,776	1,531	4,518	2,774
Lease operating	1,394	911	2,313	1,798
General and administrative	805	743	1,781	1,587
Professional fees	240	163	517	327
Production taxes	229	82	339	153
Accretion of discount on asset retirement obligation	152	33	189	79
Exploration	19	16	33	40

Total expenses	5,615	3,479	9,690	6,758

Operating income (loss)	280	(237)	12	(566)

Other income (expense)
Interest expense	(717)	(77)	(929)	(132)
Going public delay expense	0	(182)	0	(364)
Gain from derivative contracts	115	65	113	103
Gain on sale of assets, net	719	0	719	0
Total other income (expense)	117	(194)	(97)	(393)

Income (loss) before income taxes	397	(431)	(85)	(959)

Income tax benefit / (expense):
Deferred income tax benefit / (expense)	(141)	166	84	189

Net income (loss)	$256	$(265)	$(1)	$(770)

Net income (loss) per basic and diluted
common share	$0.02	$(0.02)	$(0.00)	$(0.06)

Weighted average basic
common shares outstanding	12,362,336	12,362,336	12,362,336	12,362,336

Weighted average diluted
common shares outstanding	12,711,986	12,362,336	12,362,336	12,362,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (UNAUDITED)
(In thousands)

	Common Stock		Paid-In
	($.001 Par Value)		Capital in	Accumulated
	Shares	Amount	Excess of Par	Deficit	Total

Balances, December 31, 2013	12,362	$12	$54,446	$(11,701)	$42,757
Stock-based compensation	0	0	600	0	600
Net loss	0	0	0	(1)	(1)
Balances, June 30, 2014	12,362	$12	$55,046	$(11,702)	$43,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net (loss)	$(1)	$(770)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and depletion	4,430	2,613
Deferred income taxes	(84)	(189)
Stock-based compensation	600	599
Accretion of asset retirement obligation	189	79
Going public delay expense	0	364
Cash received (paid) for settlement of derivative instruments	(57)	0
Loss from derivative contracts	(113)	(103)
(Gain) loss on asset sales	(719)	0
Amortization of debt issuance costs	88	161
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Trade receivable	(442)	(74)
Joint interest receivable	(1,337)	51
Prepaid expenses and other assets	(64)	(96)
Accounts payable and accrued liabilities	(3,080)	(501)
Joint interest revenues payable	692	101
Net cash provided by (used in) operating activities	102	2,235

Cash flows from investing activities
Acquisition and development of oil and natural gas properties	(8,405)	(6,824)
Acquisition of White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties	(17,078)	0
Acquisition of other property and equipment	(3)	(17)
Net cash used in investing activities	(25,486)	(6,841)

Cash flows from financing activities
Proceeds from notes payable	23,560	6,080
Debt issuance costs	(206)	(102)
Repayments of notes payable	(513)	(9)
Deferred offering costs	(56)	(81)
Net cash provided by financing activities	22,785	5,888

Net increase (decrease) in cash	(2,599)	1,282
Cash, beginning of period	5,794	1,037
Cash, end of period	$3,195	$2,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$851	$128

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures	$523	$992
Capitalized asset retirement cost	$843	$52
Settlement of accounts payable through sale of oil and natural gas properties	$3,873	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Additionally, the accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the six and three months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q, and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  Operating results for the six and three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013.

Reclassifications

Certain income and expense amounts from the six months ended June 30, 2014 and 2013 have been reclassified to conform to the current presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Starboard and its wholly owned subsidiaries, ImPetro Resources, LLC (“ImPetro”) and ImPetro Operating (“Operating”) (Collectively the “Company”). All intercompany transactions and balances have been eliminated in consolidation.

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

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves.  A determination of whether a well has found proved reserves is made shortly after drilling is completed.  The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data.  If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well.  Capitalized costs of producing oil and natural gas interests are depleted on a unit-of-production basis at the field level.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

If an exploratory well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.  If a determination cannot be made as to whether the reserves that have been found can be classified as proved, the cost of drilling the exploratory well is not carried as an asset for more than one year following completion of drilling.  If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired and its costs are charged to expense.  Its cost can, however, continue to be capitalized if a sufficient quantity of reserves is discovered in the well to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For the six months and three months ended June 30, 2014 and 2013, the Company did not have an impairment charge.

Revenue Recognition and Natural Gas Imbalances

The Company utilizes the accrual method of accounting for natural gas and crude oil revenues, whereby revenues are recognized based on the Company’s net revenue interest in the wells upon sale to third parties.  The Company will also enter into physical contract sale agreements through its normal operations.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014 and December 31, 2013. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2014 and 2013 and for the six and three month periods then ended.

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

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.  Diluted net gain/loss per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares. For the six and three month periods ended June 30, 2014 and 2013, there were 349,650 potentially dilutive non-vested restricted shares. The potentially dilutive shares at June 30, 2014 and 2013 are considered antidilutive since the Company is in a net loss position and thus result in the basic net income (loss) per common share equaling the diluted net income (loss) per common share.

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

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

				Balance as of
				June 30,
($ in thousands)	Level 1	Level 2	Level 3	2014
Assets (at fair value):
Derivative assets (oil collar and put options)	$0	$55	$0	$55

				Balance as of
				December 31,
($ in thousands)	Level 1	Level 2	Level 3	2013
Liabilities (at fair value):
Derivative liabilities (oil collar and put options)	$0	$114	$0	$114

NOTE 4 – PROPERTY ACQUISITION

On March 26, 2014 (the “Acquisition Date”), the Company completed the purchase of oil and natural gas leases and leasehold interests (the “Oil and Natural Gas Properties”) with White Oak Resources VI, LLC and Permian Atlantis LLC (collectively the “Seller”) for the purpose of increasing the Company’s oil and natural gas operations in the Permian Basin. The assets acquired are: (a) oil and natural gas leases and leasehold interests in Winkler and Loving Counties in Texas and Lea County, New Mexico; (b) twenty-nine wellbores; and (c) any contracts or agreements related to the foregoing lands, leases and wells. The Oil and Natural Gas Properties include total acreage held by production of 5,160 gross developed acres (1,983.61 net developed acres). Additionally, producing wells and surrounding acreage have been unitized under Texas Railroad Commission regulations. Under the terms of the agreement, the Company purchased the Oil and Natural Gas Properties for $17,383,000 in cash, before purchase price adjustments.

Unaudited Pro Forma Condensed Combined Financial Statements

The following unaudited pro forma financial statements give effect to the acquisition of the Oil and Natural Gas Properties. The unaudited pro forma condensed statement of operations for the six months ended June 30, 2014 and 2013 reflects the acquisition of the Oil and Natural Gas Properties as if it had occurred on January 1, 2013.

It is not intended to be indicative of the Company's results of operations or financial position that might have been achieved had the acquisition been completed as of the dates presented, or the Company's future results of operations or financial position.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – PROPERTY ACQUISITION - Continued

in thousands, except share data	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
Oil, natural gas, and related product sales	$10,384	$7,558

Net loss	$(210)	$(1,297)

Net loss per basic and diluted common share	$(0.02)	$(0.10)

Weighted average basic and diluted common shares outstanding	12,362,336	12,362,336

Financial Statement Presentation and Preliminary Purchase Price Allocation

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

Fair value of assets acquired and liabilities assumed (in thousands)
Proved oil and natural gas properties (4)	$17,921
Asset retirement obligations	(843)
Total fair value of assets acquired and liabilities assumed, net	$17,078

Cash consideration transferred	$17,078

(4) Amount includes asset retirement costs of approximately $843.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at June 30, 2014 and December 31, 2013:

($ in thousands)	June 30, 2014	December 31, 2013
Oil and natural gas properties
Proved-developed producing properties	$95,220	$72,208
Proved-developed non producing properties	1,379	1,384
Proved-undeveloped properties	11,858	9,410
Unproved properties	2,446	4,208
Less: Accumulated depletion	(17,446)	(13,044)
Total oil and natural gas properties, net of accumulated depletion	$93,457	$74,166

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties.  The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties.  The liability has been accreted to its present value as of the end of each period.  At June 30, 2014 and December 31, 2013, the Company evaluated 166 and 125 wells, respectively, and has determined a range of abandonment dates between January 2014 and June 2061.  The following table represents a reconciliation of the asset retirement obligations for the six months ended June 30, 2014 and for the year ended December 31, 2013:

	Six Month Period Ended June 30, 2014	Year Ended December 31, 2013
($ in thousands)
Asset retirement obligations, beginning of period	$2,436	$2,272
Additions to asset retirement obligation	885	42
Liabilities settled during the period	0	(48)
Accretion of discount	189	160
Revision of estimate	(42)	10
Asset retirement obligations, end of period	$3,468	$2,436

The assert retirement liability is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

NOTE 7 – GOING PUBLIC DELAY FEE

We entered a “Securities Purchase and Exchange Agreement” dated June 10, 2011, with Longview Marquis Master Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC (collectively “Summerline”).  The Agreement says if the Company, for any reason, does not go public on or before that date that is one hundred fifty days after the Roll-up Date (the “Going Public Delay Date”), the Company shall pay to each applicable stockholder an aggregate amount equal to the product of (i) such stockholder’s allocation percentage multiplied by (ii) $60,715 (the “Going Public Delay Fee”) on the last business day of each calendar month, for each such calendar month following the Going Public Delay Date through and including the date of going public (the “Going Public Delay Period”). For any partial calendar months during the Going Public Delay Period, the Going Public Delay Fee shall be pro-rated appropriately. For the six and three months ended June 30, 2013, the Company has incurred a delay fee of approximately $364,000 and $182,000, which is currently included in accrued liabilities on the accompanying condensed consolidated balance sheets.

Effective August 6, 2013, the Company ceased to incur Going Public Delay Fees due to an effective Form 10 filing.

NOTE 8 – DERIVIATIVES

We use derivatives to hedge our oil production.  Our current hedge position consists of a mix of costless collars and put options. These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instrument, which we utilize entirely to hedge our production and do not enter into for speculative purposes. We have not designated the derivative contracts as hedges for accounting purposes, and accordingly, we record the derivative contracts at fair value and recognize changes in fair value in earnings as they occur.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – DERIVIATIVES - Continued

At June 30, 2014, we had the following open crude oil derivative contracts:

			June 30, 2014
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price	Fair Value (in thousands)
July 2014	Collars	Crude Oil	6,040	73.00 – 90.00	99.00 – 105.00		(7)
July 2014	Put	Crude Oil	1,500			82.00	0
Aug. 2014 – Dec. 2014	Collars	Crude Oil	4,000	90.00	105.00		36
Aug. 2014 – Dec.2014	Put	Crude Oil	3,550			82.00	(1)
Jan.2015 – Oct. 2015	Put	Crude Oil	5,000			77.00 – 80.00	11
Nov. 2015 – Dec. 2015	Put	Crude Oil	2,800			80.00	11
Jan.2016 – March 2016	Put	Crude Oil	1,500			75.00	7

The following tables identify the fair value amounts of derivative instruments included in the accompanying consolidated balance sheets as derivative contracts, categorized by primary underlying risk. Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting. The following tables also identify the net gain (loss) amounts included in the accompanying consolidated statements of operations as gain (loss) from derivative contracts.

Fair Value of Derivative Financial Instruments

(amounts in thousands)	June 30, 2014	December 31, 2013
Derivative financial instruments - Current asset	$31	$0
Derivative financial instruments - Long-term assets	24	0
Derivative financial instruments - Current liabilities	0	(63)
Derivative financial instruments - Long-term liabilities	0	(51)
Net derivative financial instruments	$55	$(114)

Effect of Derivative Financial Instruments

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Gain from derivative contracts	$115	$65	$113	$103

NOTE 9 – NOTES PAYABLE

On June 27, 2013, the Company entered into a credit agreement (“Credit Agreement”) with Independent Bank to borrow up to $100,000,000 at a current rate of 4.00% annum. The Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties and refinance the prior bank facility.  At June 30, 2014 and December 31, 2013, the Company had approximately $21,996,000 and $12,436,000, respectively, in borrowings outstanding under the Credit Agreement.

The Credit Agreement provides for a borrowing base of $23,500,000 as of June 30, 2014, which is re-determined semi-annually and upon requested special redeterminations.  Additionally, the borrowing base may be adjusted at the financial institution’s discretion which is based in part upon external factors over which the Company has no control. If the re-determined borrowing base were to be less than outstanding borrowings under the Credit Agreement, the Company would be required to repay the deficit. The Company incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. The Credit Agreement matures at June 1, 2016.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – NOTES PAYABLE - Continued

Loans under the Credit Agreement bear interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate”, or (2) the floor rate of 4.00%.

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

On March 26, 2014, the Company entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund the development of the Company’s acquisition of oil and natural gas properties (see note 4).  The term loan had an outstanding balance of approximately $3,500,000 outstanding at June 30, 2014. The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.

The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate”, plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

NOTE 10 – STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS

On April 1, 2012, the Company entered into employment agreements (the “Employment Agreement”) which provided a restricted stock grant and a conditional performance award to key members of management.

The restricted stock grant of 349,650 shares had a grant date fair value of $10.00 per share and vests in full upon the earlier of an initial public offering (“IPO”) which includes the sale of shares to the public, a business combination whereas 50% or more of the voting power is transferred to the new owners, or March 1, 2015.  During the six months ended June 30, 2014 and 2013, the Company incurred a stock-based compensation expense of approximately $300,000 and $300,000, respectively, related to the restricted stock grant, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.  As of June 30, 2014 and December 31, 2013, there was approximately $799,000 and $1,398,000, respectively, of unrecognized stock-based compensation expense related to the non-vested restricted stock grant. At June 30, 2014 and December 31, 2013, this unrecognized stock-based compensation is expected to be expensed on a straight-line basis over 8 and 14 months. As of June 30, 2014 and as of December 31, 2013, there have been no forfeitures associated with the restricted stock grant.

Additionally, the Employment Agreement provides for a conditional performance award where if an IPO occurs, the employee will receive: (1) a cash payment of 1% of the difference between the Company market capital and the book value at the time of the IPO, (2) common stock options to purchase 1.0% of the fully-diluted capital stock as of the IPO date and IPO price which will vest over a four year period and contain a cashless exercise, (3) common stock options to purchase 1.0% of the fully-diluted capital stock as of the 2nd anniversary of the IPO date at the closing price of the common stock on the 2nd anniversary date of the IPO and will vest six years after the grant and contain a cashless exercise.  As of the six months ended June 30, 2014 and 2013, the conditional performance feature is not probable and as such, no compensation expense related to the conditional performance feature has been recognized.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Credit Agreement

On March 29, 2013, the Company entered a credit agreement with SOSventures, LLC providing for a term loan through February 16, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through March 29, 2014 and 22.00% interest rate thereafter.  The loan under this agreement is secured by a second lien on the Company’s assets.  The Company may not incur further indebtedness beyond this loan and the Credit Agreement without the consent of SOS Ventures, until such time as the SOS Ventures loan is fully repaid.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS - Continued

On May 30, 2014, the Company amended its credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $20,000,000 at an 18.00% interest rate.  As of June 30, 2014, the Company has borrowed $10,000,000 under this agreement.

The term loan is collateralized under a second lien by the oil and natural gas properties and contains several restrictive covenants including, among others:  (1) a requirement to maintain a current ratio, of not less than 1.0 to 1.0; (2) a maximum permitted ratio of debt to adjusted EBITDAX of not more than 4.0 to 1.0; (3) a maximum permitted ratio of adjusted EBITDAX to interest expense of not more than 3.0 to 1.0; and (4) a prohibition against incurring debt, subject to permitted exceptions.

NOTE 12 – LEGAL PROCEEDINGS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 10k filed under the Securities Act of 1934, as amended, with the Securities and Exchange Commission on June 30, 2014.  Our discussion and analysis includes forward-looking information that involves risks and uncertainties, and should be read in conjunction with the below section entitled “Forward-Looking Statements.”  For a discussion about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements, see Part II. Item 1A. “Risk Factors.”

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

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include, but are not limited to: any statements regarding personnel, business strategy, estimated current and future net reserves and present values of such reserves, drilling and completion of wells including our identified locations, financial strategy, budget projections, operating results, marketing and realized prices for oil, natural gas and natural gas liquids, timing and amount of future production of oil and natural gas, availability and cost of drilling and production equipment, availability and cost of oilfield labor, the amount, nature and timing of capital expenditures, including future development costs, our ability to fund our 2014 and 2015 capital expenditure budget, liquidity, capital resources, the cost and availability of transportation of our hydrocarbon products, available refinery capacity, amount of stockpiles of hydrocarbon products, the cost and availability of competing sources of energy such as wind, solar, nuclear and hydro energy, technology developments affecting users of hydrocarbon products, such as electric cars, government transportation policies, availability and terms of capital, development results from our identified drilling locations, property acquisitions, property development and operating costs, general economic conditions, the commodity price environment, the effectiveness and extent of our risk management activities, our insurance coverage, estimates of future potential impairments, environmental liabilities, technology, counterparty credit risk, government regulation of and tax treatment for the oil and gas industry, non-historical plans, objectives, expectations and intentions contained in this report, future revenues, future costs and expenses, earnings, earnings per share, margins, cash flows, liquidity and dividends. Important factors which may affect the actual results include, but are not limited to, the resolution of the litigation involving Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP, political developments, market and economic conditions, changes in raw material, transportation and energy costs, inflation, industry competition, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, cost of services, service and equipment providers and the ability to execute and realize the expected benefits from strategic initiatives, including revenue and reserve growth plans, mergers and acquisitions and their integration, changes in financial markets and changing legislation and regulations, including changes in tax law or tax regulations.

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

Overview

 Starboard is an independent energy company engaged primarily in the exploration for, and development of, natural gas and crude oil reserves. We generate our revenues and cash flows primarily from the proceeds from the sale of oil and gas production on properties we hold or participate in.

As of June 30, 2014, we owned interests in 154 producing oil and natural gas wells.  Our oil and natural gas production for the six months ended June 30, 2014 consisted of 79,328 bbls of oil and 313,931 Mcf of gas compared to 52,701 bbls of oil and 239,402 Mcf of gas for the six months ending June 30, 2013.

 Strategy

Starboard produces from operated oil and natural gas wells in the liquids rich, oil bearing window of the Eagle Ford trend of South Texas and the nearby oil-prone Giddings field where in combination we control approximately 16,000 gross acres.  The Company also has material non-operated working interests in producing properties and conventional prospects located throughout Logan and McClain counties in Oklahoma which account for 23,000 gross acres.  The Company’s operated Permian interest, the Crittendon field, consists of approximately 5,280 gross acres in Winkler county.  The combined reserve base and net production are each over 70% oil-weighted.

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

Crittendon - Winkler County - Texas

In Winkler County we control about 5,280 gross acres. Our position comprises 17% of our total proved reserves.

Results of Operations

Comparison of Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Total Revenues. Total revenues increased $3,510 thousand to $9,702 thousand for the six months ended June 30, 2014 from $6,192 thousand for the six months ended June 30, 2013, driven primarily by increased oil and natural gas production from existing reserves, as well as production from wells acquired from the acquisition of White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties in March 2014.

  Total natural gas and oil production for the six months ending June 30, 2014 consisted of 313.931 Mcf of natural gas and 79,328 bbls of oil, as compared to total natural gas and oil production for six months ending June 30, 2013, which consisted of 239,402 Mcf of natural gas and 52,701 bbls of oil.

 Our average sales price received for natural gas decreased to $4.75 per Mcf for the six months ending June 30, 2014 from $5.10 per Mcf for the same period in 2013. Our average sales price received for oil increased to $95.31 per bbl for the six months ending June 30, 2014 from $93.01 per bbl for the same period in 2013.

            Changes in natural gas and oil prices can significantly impact our natural gas and oil sales and related cash flows. Lower prices may materially adversely affect the sales prices we receive and our revenues and cash flow.

Costs and Expenses. Total costs and expenses (excluding depreciation, depletion and amortization) increased $1,188 thousand to $5,172 thousand for the six months ending June 30, 2014 from $3,984 thousand for the same period in 2013, due to increased production expenses associated with the Crittendon field acquisition.  Lease operating expenses increased $515 thousand to $2,313 thousand for the six months ending June 30, 2014 from $1,798 thousand for the same period in 2013, due primarily to increased production activity and our Crittendon field acquisition.  General and administrative expenses and professional fees increased $384 thousand to $2,298 thousand for the six month period ending June 30, 2014 from $1,914 thousand for the same period in 2013, due primarily to increased staffing, legal and administrative due to greater drilling and production activity. Depletion, depreciation and amortization expense increased to $4,518 thousand for the six month period ending June 30, 2014 from $2,774 thousand for the same period in 2013, due primarily to increased depletion expenses associated with new property acquisitions.

 Net Loss. Net income was $(1) thousand, or $(0.00) per diluted and basic common share, for the six month period ending June 30, 2014 as compared to $(770) thousand, or $(0.06) per diluted and basic common share, for the same period in 2013. The decrease in net loss was attributable primarily to additional production from new and existing wells and gain on sale from the disposal of unproven undeveloped oil and natural gas lease.

Liquidity and Capital Resources

During the six months ended June 30, 2014 compared to the same period in 2013, net cash flow provided by operating activities decreased by $2,133 thousand to $102 thousand. This decrease was primarily attributable to increased payments on the oil and gas related payables.

Our current assets were $7,290 thousand on June 30, 2014. Cash on hand comprised approximately $3,195 thousand, of which there is nothing in restricted cash accounts. This compared to cash of $5,794 thousand at December 31, 2013. Accounts payable decreased from $9,485 thousand at December 31, 2013 to $3,054 thousand at June 30, 2014.

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

Cash and cash equivalents totaled $3,195 thousand at June 30, 2014, compared to $5,794 thousand at December 31, 2013.  Cash provided by operating activities was $102 thousand for the six month period ending June 30, 2014, compared to $2,235 thousand for the same period in 2013.

Changes in cash flows from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as impairments of assets, depreciation, depletion and amortization and deferred income taxes. For example, changes in production volumes and market prices for natural gas and oil directly impact the level of our cash flow from operations. See the discussion under “Results of Operations.”

We use cash flows from operations to fund expenditures related to our exploration, development and acquisition of natural gas and oil properties. We use cash provided by our oil and natural gas sales. We have historically obtained most of the capital to fund expenditures related to oil and natural gas production from a combination of free cash flow and borrowing on our bank facility. During 2014, we additionally obtained cash flows in connection with the divestiture of non-key undeveloped properties.

Net cash provided by financing activities was $22,785 thousand for the six month period ending June 30, 2014, compared to $5,888 thousand for the same period in 2013. These financing activities primarily reflect borrowing on our bank and second lien facilities for the Crittendon field acquisition.

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

As of June 30, 2014, we had a working capital surplus of $362 thousand, which consisted of $7,290 thousand of current assets offset by $6,928 thousand of current liabilities. Current assets as of June 30, 2014 included cash of $3,195 thousand and accounts receivable of $3,618 thousand. Current liabilities as of June 30, 2014 included accounts payable and accrued liabilities of $3,054 thousand and revenue payable of $1,660 thousand.

 Our current credit facility is with Independent Bank.  The $100 million secured facility has a current borrowing base of $23.5 million as of June 30, 2014, matures in 2016, and has a prime plus 0.0% interest rate with a 4.0% floor.  We currently have approximately $22.0 million drawn on the facility.

On July 25, 2013 we entered an amended credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter.  The loan under this Agreement is secured by a second lien on the Company’s assets.  The credit agreement and the related intercreditor agreement are referenced at Exhibits 10.6.1 and 10.6.2.  On June 3, 2014 we agreed to amendment to our credit agreement with SOSventures, LLC providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate. The amendment is referenced at Exhibit 6.3.  The loan under this Agreement is secured by a second lien on the Company’s assets.  We have $10 million draw on this credit facility.

On March 26, 2014, the Company entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund the development of the Company’s acquisition of oil and natural gas properties.  The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.

The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate”, plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

Bank Credit Facility

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016.  As of June 30, 2014, our borrowing base was $23.5 million.  The outstanding borrowings bear interest at a rate that is currently based on the prime plus 0.0% with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  As of June 30, 2014 we have currently borrowed approximately $22.0 million on the credit facility.

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

Bank Term Loan

On March 26, 2014, the Company entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund the development of the Company’s acquisition of oil and natural gas properties.  The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.

The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate”, plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

SOSventures, LLC Credit Agreement

On June 3, 2014 we agreed to amendment to our credit agreement with SOSventures, LLC providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate.  The loan under this Agreement is secured by a second lien on the Company’s assets.

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

As of June 30, 2014, we have $10 million drawn against the SOSventures, LLC credit facility.

Hedging Activities

Our current hedge position consists of a mix of costless collars and put options. These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instrument, which we use entirely to hedge our production and do not enter into for speculative purposes.

At June 30, 2014, we had the following open crude oil derivative contracts:

			June 30, 2014
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price
July 2014	Collars	Crude Oil	6,040	73.00 – 90.00	99.00 – 105.00
July 2014	Put	Crude Oil	1,500			82.00
August 2014 – December 2014	Collars	Crude Oil	4,000	90.00	105.00
August 2014 – December 2014	Put	Crude Oil	3,550			82.00
January 2015 – October 2015	Put	Crude Oil	5,000			77.00 – 80.00
November 2015 – December 2015	Put	Crude Oil	2,800			80.00
January 2016 – March 2016	Put	Crude Oil	1,500			75.00

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

Goodwill

At June 30, 2014 and December 31, 2013 the Company had goodwill of $960 thousand.

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

Consent requirements for material Company actions before we obtain an exchange listing

We have yet to apply for a listing on a national securities exchange.  Under Section 6 of the put option waiver agreement referenced at Exhibit 4.3, until such time as we obtain a listing on a national securities exchange, we are required to obtain the consent of the Longview Marquis Master Fund, L.P., LMIF Investments, LLC and SMF Investments, LLC to take any of the following actions:

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, the Company was obligated to be a reporting company pursuant to Section required to file periodic or current reports with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934.  Thus, the Company must assess its disclosure controls and procedures in connection with its presentation of its information for the three months ending June 30, 2014 as presented in this Form 10-Q.  The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.  Based on their evaluation the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that these procedures were effective as of June 30, 2014, to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.  In making this assessment, management was guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subject to the above, the Company’s internal control over financial reporting are effective as of the end of the reporting period ended June 30, 2014.

Part II—Other Information

Item 1. Legal Proceedings

See Part I, Item 1 – “Financial Statements,” “Note 13 – “Legal Proceedings” of this Quarterly Report on Form 10-Q which is incorporated by reference into this Part II, Item 1 – “Legal Proceedings.”

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

3.  Exhibits.  See Index to Exhibits for listing of exhibits which are filed herewith or incorporatedby reference

(b)           Reports on Form 8-K.

Form 8-K dated May 14, 2014 containing pro forma financial statements relating to Crittenden Field acquisition

Form 8-K dated July 3, 2014 relating to increase in SOSventures credit facility, including copy of credit facility amendment attached as Exhibit 99.1

Form 8-K dated July 8, 2014 relating to change of auditor to KPMG LLP

Form 8-K dated August 5, 2014 relating to acceptance of audit engagement by KPMG LLP

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Starboard Resources, Inc.
(Registrant)

Date: August 13, 2014	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Eric J. Alfuth
Chief Financial Officer

Date: August 13, 2014	By:	/s/ N. Kim Vo
Controller
(Chief Accounting Officer)

EXHIBITS

Exhibit No.		Description

3.1.1	**	Certificate of Incorporation

3.1.2	**	Certificate of Conversion

3.2.1	**	Post-Effective Bylaws

3.2.2	**	Pre-Effective Bylaws

3.2.3	**	Starboard Resources Amended and Restated Operating Agreement dated January 20, 2012

4.1	**
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

10.5.04	*	Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012.

10.5.05	*	Certificate of Ownership Interests – Starboard Resources, Inc. dated June 27, 2013.

Exhibit No.		Description
10.5.06	*	Omnibus Certificate – Starboard Resources, Inc. dated June 27, 2013.

10.5.07	*	Guaranty dated June 27, 2013 from Impetro Operating, LLC

10.5.08	*	Security Agreement dated June 27, 2013 between Impetro Operating, LLC and Independent Bank

10.5.09	*	Omnibus Certificate – Impetro Operating, LLC dated June 27, 2013.

10.5.10	*	Waiver of Operator’s Lien – Impetro Operating, LLC dated June 27, 2013

10.5.11	*	Guaranty dated June 27, 2013 from Impetro Resources, LLC

10.5.12	*	Security Agreement dated June 27, 2013 between Impetro Resources, LLC and Independent Bank

10.5.13	*	Omnibus Certificate – Impetro Resources, LLC dated June 27, 2013.

10.5.14	*	Note dated June 27, 2013 – Starboard Resources, Inc.

10.6.1	*	First Amended and Restated Credit Agreement dated July 25, 2013 between Starboard Resources, Inc. and SOSventures, LLC.

10.6.2	*	Intercreditor Agreement dated July 24, 2013 between Independent Bank, and SOSventures LLC.

10.6.3	******	First Amendment to First Amended and Restated Credit Agreement dated June 3, 2014

10.7.1	*	Sunoco – Texon LP Crude Purchase Agreement

10.7.2	*	Sunoco – Texon LP Crude Purchase Agreement Amendment

10.8	*	DCP Midstream, LP Gas Purchase Agreement

14.1	***	Code of Ethics

21	***	List of subsidiaries.

31.1	***	Certification of Chief Executive Officer

31.2	***	Certification of Chief Financial Officer

32.1	***	Section 1350 Certification

Exhibit No.	Description

99.1.2	**	Answer of Starboard Resources, Inc. dated August 14, 2012 in Henry et al v. Imbruce et al.

99.1.3	**	Starboard Resources, Inc. Bill of Interpleader dated August 8, 2012

99.1.5	*****	Starboard Resources, Inc. Amended Bill of Interpleader dated March 14, 2014

99.2	**	Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.

99.3	**	Reserve Report as of January 1, 2014 from Forrest Garb & Associates, Inc.

99.4	*	Supplement to Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.

*	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10/A filed July 26, 2013.
**	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10 filed June 7, 2013.
***	Filed herewith.
****	Filed as a corresponding numbered exhibit with Starboard Resources, Inc. Form S-1/A filed October 25, 2013.
*****	Filed as a corresponding numbered exhibit to Starboard Resources, Inc.’s Form 10-K filed March 31, 2014
******	Filed as Exhibit 99.1 to Starboard Resources, Inc. Form 8-K filed July 3, 2014

Exhibit No.	Description

101	XBRL Filings
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Document