Form 10-Q
period 2014-09-30
Starboard Resources Inc.
filed 2014-11-14
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☑   No

As of November 13, 2014 there were 12,362,336 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

STARBOARD RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Part I – Financial Information

Item 1.   Financial Statements

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash	$4,132	$5,794
Trade receivable	1,049	1,778
Joint interest receivable	1,962	60
Current derivative assets	33	0
Prepaid expenses	380	154

Total current assets	7,556	7,786

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of	96,154	74,166
accumulated depletion
Other property and equipment, net of depreciation	113	168

Total oil and natural gas properties and other equipment, net	96,267	74,334

Other assets

Goodwill	960	960
Derivative assets	3	0
Other	1,055	1,112

Total other assets	2,018	2,072

Total assets	$105,841	$84,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(See Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,402	$9,485
Joint interest revenues payable	1,486	968
Current derivative liabilities	0	63
Current maturities of notes payable	2,316	25
Current asset retirement obligations	451	366

Total current liabilities	9,655	10,907

Long-term liabilities
Derivative liabilities	0	51
Notes payable	23,763	12,532
Related party note payable	10,000	0
Deferred tax liabilities	15,375	15,546
Asset retirement obligations	3,094	2,070

Total long-term liabilities	52,232	30,199

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;	0	0
none issued and outstanding
Common stock, $.001 par value, authorized 150,000,000 shares;
12,362,336 shares issued at
September 30, 2014 and December 31, 2013	12	12
Paid-in capital in excess of par	55,414	54,446
Accumulated deficit	(11,472)	(11,372)

Total stockholders’ equity	43,954	43,086

Total liabilities and stockholders’ equity	$105,841	$84,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(See Note 2)		(See Note 2)
Oil, natural gas, and related product sales	$5,783	$4,686	$15,485	$10,877

Expenses
Depreciation and depletion	2,858	1,414	7,287	4,027
Lease operating	1,633	1,255	3,946	3,053
General and administrative	956	769	2,737	2,356
Professional fees	220	221	737	548
Production taxes	176	154	514	307
Accretion of discount on asset retirement obligation	66	34	255	113
Exploration	27	25	60	65

Total expenses	5,936	3,872	15,536	10,469

Operating income (loss)	(153)	814	(51)	408

Other income (expense)
Interest expense	(803)	(140)	(1,820)	(432)
Going public delay expense	0	(73)	0	(438)
Gain (loss) from derivative contracts	(51)	(106)	61	(3)
Gain on sale of assets, net	827	0	1,546	0
Total other income (expense)	(27)	(319)	(213)	(873)

Income (loss) before income taxes	(180)	495	(264)	(465)

Income tax benefit / (expense):
Current income tax benefit / (expense)	(7)	0	(7)	0
Deferred income tax benefit / (expense)	87	(56)	171	297

Net income (loss)	$(100)	$439	$(100)	$(168)

Net income (loss) per basic and diluted
common share	$(0.01)	$0.04	$(0.01)	$(0.02)

Weighted average basic
common shares outstanding	12,362,336	12,362,336	12,362,336	12,362,336

Weighted average diluted
common shares outstanding	12,362,336	12,711,986	12,362,336	12,362,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (UNAUDITED)
(In thousands)

	Common Stock		Paid-In
	($.001 Par Value)		Capital in	Accumulated
	Shares	Amount	Excess of Par	Deficit	Total

Balances, December 31, 2013 (see Note 2)	12,362	$12	$54,446	$(11,372)	$43,086
Stock-based compensation	0	0	968	0	968
Net loss	0	0	0	(100)	(100)
Balances, September 30, 2014	12,362	$12	$55,414	$(11,472	$43,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(100)	$(168)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and depletion	7,287	4,027
Deferred income taxes	(171)	(297)
Stock-based compensation	968	899
Accretion of asset retirement obligation	255	113
Going public delay expense	0	438
Cash received (paid) for settlement of derivative instruments	(89)	0
Loss from derivative contracts	(61)	(60)
Gain on asset sales	(1,546)	0
Amortization of debt issuance costs	141	184
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Trade receivable	729	(837)
Joint interest receivable	(1,902)	(96)
Prepaid expenses and other assets	117	(131)
Accounts payable and accrued liabilities	(1,133)	(46)
Joint interest revenues payable	518	229
Net cash provided by operating activities	5,013	4,255

Cash flows from investing activities
Acquisition and development of oil and natural gas properties	(14,100)	(10,729)
Acquisition of White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties	(16,803)	0
Acquisition of other property and equipment	(7)	0
Proceeds from sales of oil and natural gas properties	1,000	0
Oil and natural gas abandonment costs	0	(17)
Net cash used in investing activities	(29,910)	(10,746)

Cash flows from financing activities
Proceeds from notes payable	24,060	17,471
Debt issuance costs	(209)	0
Repayments of notes payable	(539)	(10,014)
Deferred offering costs	(77)	(138)
Net cash provided by financing activities	23,235	7,319

Net increase (decrease) in cash	(1,662)	828
Cash, beginning of period	5,794	1,037
Cash, end of period	$4,132	$1,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,505	$249

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures	$923	$1,168
Capitalized asset retirement cost	$(855)	$(17)
Settlement of accounts payable through sale of oil and natural gas properties	$3,873	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS

Starboard Resources, LLC was formed in Delaware on June 2, 2011 as a limited liability company named Starboard Resources LLC to acquire, own, operate, produce, and develop oil and natural gas properties primarily in Texas and Oklahoma. On June 28, 2012, Starboard Resources, LLC converted from a Delaware limited liability company to a Delaware C-Corporation called Starboard Resources, Inc. (“Starboard”).  The membership units of Starboard Resources LLC were exchanged on a 1:1 basis for common shares of Starboard Resources, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Additionally, the accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q, and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Revision of prior period financial statements and out-of-period adjustments

During the three months ended September 30, 2014, we identified and corrected the an immaterial tax provision error that originated in prior periods. We assessed the materiality of the errors in accordance with the SEC guidance on considering the effects of prior period misstatements based on an analysis of quantitative and qualitative factors. Based on this analysis, we determined that the errors were immaterial to each of the prior reporting periods affected and, therefore, amendments of reports previously filed with the SEC were not required. However, we have concluded that correcting the errors in our 2014 financial statements would materially overstated results for the year ending December 31, 2014. Accordingly, we have reflected the correction of these prior period errors in the periods in which they originated and revised our consolidated balance sheet and consolidated statement of equity for the year ended December 31, 2013, our consolidated statement of cash flows for the nine months ended September 30, 2013, and our consolidated statement of operations  income (loss) for the three and nine months ended September 30, 2013 in this Quarterly Report on Form 10-Q.

The effect of the immaterial correction on the condensed consolidated balance sheet as of December 31, 2013 are as follows (in thousands):

	As Reported	Correction	As Revised

Deferred tax assets	$39	$(39)	$0
Total current assets	7,825	(39)	7,786
Total assets	$84,231	$(39)	$84,192

Deferred tax liabilities	$15,914	$(368)	$15,546
Total liabilities	41,474	(368)	41,106

Accumulated deficit	(11,701)	329	(11,372)
Total stockholders' equity	42,757	329	43,086
Total liabilities and stockholders' equity	$84,231	$(39)	$84,192

The effect of the corrections on the Company’s condensed consolidated statements of operations  for the three and nine months ended September 30, 2013 are as follows:

	As Reported	Correction	As Revised
For the three months ended September 30, 2013
Income before income taxes	495	-	495
Deferred income tax benefit/(expense)	(138)	82	(56)
Net income	$357	$82	$439

For the nine months ended September 30, 2013
Loss before income taxes	(465)	-	(465)
Deferred income tax benefit	50	247	297
Net loss	$(415)	$247	$(168)

STARBOARD RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The effect of the corrections on the Company’s condensed consolidated statements of  cash flows for  nine months ended September 30, 2013 are as follows:

	As Reported	Correction	As Revised
For the nine months ended September 30, 2013
Cash flows from operating activities:
Net income (loss)	$(415)	$247	$(168)
Deferred income taxes	(50)	(247)	(297)
Other	3,720	-	3,720
Net cash provided by operating activities	4,255	-	4,255

Net cash used in investing activities	(10,746)	-	(10,746)

Net provided by financing activities	7,319	-	7,319
Net increase (decrease) in cash	828	-	828
Cash, beginning of period	1,037	-	1,037
Cash, end of period	$1,865	-	$1,865

Reclassifications

Certain income and expense amounts from the three and nine months ended September 30, 2014 and 2013 have been reclassified to conform to the current presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Starboard and its wholly owned subsidiaries, ImPetro Resources, LLC (“ImPetro”) and ImPetro Operating (“Operating”) (Collectively the “Company”). All intercompany transactions and balances have been eliminated in consolidation.

Oil and Gas Natural Gas Properties

The Company uses the successful efforts method of accounting for oil and natural gas producing activities, as further defined under ASC 932, Extractive Activities - Oil and Natural Gas .  Under these provisions, costs to acquire mineral interests in oil and natural gas properties, to drill exploratory wells that find proved reserves, and to drill and equip development wells are capitalized.

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

STARBOARD RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For the three months and nine months ended September 30, 2014 and 2013, the Company did not have an impairment charge.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014 and December 31, 2013. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2014 and 2013 and for the three and nine month periods then ended.

 Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares. For the three and nine month periods ended September 30, 2014, there were 1,249,650 potentially dilutive non-vested restricted shares and stock options. For the nine month period ended September 30, 2013, there were 349,650 potentially dilutive non-vested restricted shares. The potentially dilutive shares, for the three and nine month periods ended September 30, 2014 and for the nine month period ended September 30, 2013, are considered antidilutive since the Company is in a net loss position and thus result in the basic net income (loss) per common share equaling the diluted net income (loss) per common share.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

STARBOARD RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – FAIR VALUE MEASUREMENTS

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, trade receivable, joint interest receivable, joint interest revenues payable, accounts payable and accrued liabilities and related party payable, approximate their fair values because of the short maturity of these instruments.  The carrying amount of the notes payable in long-term debt also approximates fair value due to its variable-rate characteristics.

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

				Balance as of
				September 30,
($ in thousands)	Level 1	Level 2	Level 3	2014
Assets (at fair value):
Derivative assets (oil collar and put options)	$0	$36	$0	$36

				Balance as of
				December 31,
($ in thousands)	Level 1	Level 2	Level 3	2013
Liabilities (at fair value):
Derivative liabilities (oil collar and put options)	$0	$114	$0	$114

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

Unaudited Pro Forma Condensed Combined Financial Statements

The following unaudited pro forma financial statements give effect to the acquisition of the Oil and Natural Gas Properties. The unaudited pro forma condensed statement of operations for the nine months ended September 30, 2014 and 2013 reflects the acquisition of the Oil and Natural Gas Properties as if it had occurred on January 1, 2013.

It is not intended to be indicative of the Company's results of operations or financial position that might have been achieved had the acquisition been completed as of the dates presented, or the Company's future results of operations or financial position.

STARBOARD RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – PROPERTY ACQUISITION - Continued

in thousands, except share data	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Oil, natural gas, and related product sales	$16,167	$13,042

Net loss	$(263)	$(943)

Net loss per basic and diluted common share	$(0.02)	$(0.08)

Weighted average basic and diluted common shares outstanding	12,362,336	12,362,336

Financial Statement Presentation and Purchase Price Allocation

The following table summarizes the purchase price and values of assets acquired and liabilities assumed:

Fair value of assets acquired and liabilities assumed (in thousands)
Proved oil and natural gas properties (1)	$17,662
Revenue payable	(27)
Asset retirement obligations	(832)
Total fair value of assets acquired and liabilities assumed, net	$16,803

Cash consideration transferred	$16,803

(1) Amount includes asset retirement costs of approximately $832.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at September 30, 2014 and December 31, 2013:

($ in thousands)	September 30, 2014	December 31, 2013
Oil and natural gas properties
Proved-developed producing properties	$89,955	$72,208
Proved-developed non-producing properties	7,897	1,384
Proved-undeveloped properties	16,270	9,410
Unproved properties	2,323	4,208
Less: Accumulated depletion	(20,291)	(13,044)
Total oil and natural gas properties, net of accumulated depletion	$96,154	$74,166

 NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties.  The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties.  The liability has been accreted to its present value as of the end of each period.  At September 30, 2014 and December 31, 2013, the Company evaluated 168 and 125 wells, respectively, and has determined a range of abandonment dates between January 2014 and September 2061.  The following table represents a reconciliation of the asset retirement obligations for the nine months ended September 30, 2014 and for the year ended December 31, 2013:

STARBOARD RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Month Period Ended September 30, 2014	Year Ended December 31, 2013
($ in thousands)
Asset retirement obligations, beginning of period	$2,436	$2,272
Additions to asset retirement obligation	897	42
Liabilities settled during the period	0	(48)
Accretion of discount	255	160
Revision of estimate	(42)	10
Asset retirement obligations, end of period	$3,546	$2,436

The assert retirement liability is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

NOTE 7 – GOING PUBLIC DELAY FEE

We entered a “Securities Purchase and Exchange Agreement” dated June 10, 2011, with Longview Marquis Master Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC (collectively “Summerline”).  The Agreement says if the Company, for any reason, does not go public on or before that date that is one hundred fifty days after the June 13, 2011 (the “Going Public Delay Date”), the Company shall pay to each applicable stockholder an aggregate amount equal to the product of (i) such stockholder’s allocation percentage multiplied by (ii) $60,715 (the “Going Public Delay Fee”) on the last business day of each calendar month, for each such calendar month following the Going Public Delay Date through and including the date of going public (the “Going Public Delay Period”). For any partial calendar months during the Going Public Delay Period, the Going Public Delay Fee shall be pro-rated appropriately. For the nine and three months ended September 30, 2013, the Company has incurred a delay fee of approximately $438,000 and $73,000, which is currently included in accrued liabilities on the accompanying condensed consolidated balance sheets.

Effective August 6, 2013, the Company ceased to incur Going Public Delay Fees due to an effective Form 10 filing.

NOTE 8 – DERIVATIVES

We use derivatives to hedge our oil production.  Our current hedge position consists of a mix of costless collars and put options, of some which have deferred premiums paid at settlement. These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instrument, which we utilize entirely to hedge our production and do not enter into for speculative purposes. We have not designated the derivative contracts as hedges for accounting purposes, and accordingly, we record the derivative contracts at fair value and recognize changes in fair value in earnings as they occur.

At September 30, 2014, we had the following open crude oil derivative contracts:

			September 30, 2014
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price	Fair Value (in thousands)
Oct. 2014 – Dec. 2014	Collars	Crude Oil	4,000	90.00	105.00		19
Oct.. 2014 – Dec.2014	Put	Crude Oil	3,550			82.00	4
Jan.2015 – Oct. 2015	Put	Crude Oil	5,000			77.00 – 80.00	10
Nov. 2015 – Dec. 2015	Put	Crude Oil	2,800			80.00	7
Jan.2016 – March 2016	Put	Crude Oil	1,500			75.00	(4)

STARBOARD RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – DERIVATIVES - Continued

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

Fair Value of Derivative Financial Instruments

(amounts in thousands)	September 30, 2014	December 31, 2013
Derivative financial instruments - Current asset	$33	$0
Derivative financial instruments - Long-term assets	3	0
Derivative financial instruments - Current liabilities	0	(63)
Derivative financial instruments - Long-term liabilities	0	(51)
Net derivative financial instruments	$36	$(114)

Effect of Derivative Financial Instruments

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2014	2013	2014	2013
(Gain)/loss from derivative contracts	$(51)	$(3)	$61	$(106)

NOTE 9 – NOTES PAYABLE

On June 27, 2013, the Company entered into a credit agreement (“Credit Agreement”) with Independent Bank to borrow up to $100,000,000 at a current rate of 4.00% annum. The Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties and refinance the prior bank facility.  At September 30, 2014 and December 31, 2013, the Company had approximately $22,495,780 and $12,436,000, respectively, in borrowings outstanding under the Credit Agreement.

The Credit Agreement provides for a borrowing base of $23,500,000 as of September 30, 2014, which is re-determined semi-annually and upon requested special redeterminations.  Additionally, the borrowing base may be adjusted at the financial institution’s discretion which is based in part upon external factors over which the Company has no control. If the re-determined borrowing base were to be less than outstanding borrowings under the Credit Agreement, the Company would be required to repay the deficit. The Company incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. The Credit Agreement matures at June 1, 2016.

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

On March 26, 2014, the Company entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund the development of the Company’s acquisition of oil and natural gas properties (see note 4).  The term loan had an outstanding balance of approximately $3,500,000 outstanding at September 30, 2014. The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.

The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate”, plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

STARBOARD RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS

On April 1, 2012, the Company entered into employment agreements (the “Employment Agreement”) which provided a restricted stock grant and a conditional performance award to key members of management.

The restricted stock grant of 349,650 shares had a grant date fair value of $10.00 per share and vests in full upon the earlier of an initial public offering (“IPO”) which includes the sale of shares to the public, a business combination whereas 50% or more of the voting power is transferred to the new owners, or March 1, 2015.  During the three and nine months ended September 30, 2014 and 2013, the Company incurred a stock-based compensation expense of approximately $299,700, $899,100, $299,700 and $899,100, respectively, related to the restricted stock grant, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.  As of September 30, 2014 and December 31, 2013, there was approximately $599,400 and $1,498,500, respectively, of unrecognized stock-based compensation expense related to the non-vested restricted stock grant. At September 30, 2014 and December 31, 2013, this unrecognized stock-based compensation is expected to be expensed on a straight-line basis over 6 and 15 months. As of September 30, 2014 and as of December 31, 2013, there have been no forfeitures associated with the restricted stock grant.

Additionally, the Employment Agreement provides for a conditional performance award where if an IPO occurs, the employee will receive: (1) a cash payment of 1% of the difference between the Company market capital and the book value at the time of the IPO, (2) common stock options to purchase 1.0% of the fully-diluted capital stock as of the IPO date and IPO price which will vest over a four year period and contain a cashless exercise, (3) common stock options to purchase 1.0% of the fully-diluted capital stock as of the 2nd anniversary of the IPO date at the closing price of the common stock on the 2nd anniversary date of the IPO and will vest six years after the grant and contain a cashless exercise.  As of the nine months ended September 30, 2014 and 2013, the conditional performance feature is not probable and as such, no compensation expense related to the conditional performance feature has been recognized.

On August 30, 2014, the Company amended and restated the Employment Agreement which provided for additional stock options.

The equity award of options to purchase 900,000 shares at the exercise price of $4.75 per share and vesting over three years from September 4, 2014 with a one-year cliff (in respect of 300,000 shares) and monthly vesting thereafter of 25,000 shares over the remaining two years. During the three and nine months ended September 30, 2014, the Company incurred a stock-based compensation expense of approximately $68,000 related to stock option, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.  As of September 30, 2014, there was approximately $2,406,000 of unrecognized stock-based compensation related to the non-vested stock options.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted were as follows:

2014
Risk-free interest rate	1.87%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5.72 years

The following table summarizes information about stock option activity and related information for the nine months ended September 30, 2014:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2013	-	$-	$-	-
Granted	900,000	4.75	2.75	10
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2014	900,000	4.75	2.75	10
Exercisable at September 30, 2014	-	-	-	-

STARBOARD RESOURCES INC. AND SUBSIDIARIES
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

On May 30, 2014, the Company amended its credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $20,000,000 at an 18.00% interest rate.  As of September 30, 2014, the Company has borrowed $10,000,000 under this agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 10-K/A filed under the Securities Act of 1934, as amended, with the Securities and Exchange Commission on April 30,, 2014.  Our discussion and analysis includes forward-looking information that involves risks and uncertainties, and should be read in conjunction with the below section entitled “Forward-Looking Statements.”  For a discussion about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements, see Part II. Item 1A. “Risk Factors.”

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

As of September 30, 2014, we owned interests in 138 producing oil and natural gas wells.  Our oil and natural gas production for the nine months ended September 30, 2014 consisted of 129,162 bbls of oil and 527,033 Mcf of gas compared to 91,589 bbls of oil and 378,140 Mcf of gas for the nine months ending September 30, 2013.

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

As part of this strategy, we focus on the following areas:

Bigfoot - Texas

We control about 3,000 gross acres across Frio and Atascosa counties in southern Texas, comprising 6% of our total proved reserves.

 Giddings – Bastrop - Texas

Giddings is our largest acreage position with just under 13,000 gross acres located within the Eagle Ford trend.  Our acreage is spread across Bastrop, Burleson, Brazos, Fayette, Lee, and Gonzales counties.  From a reserve perspective, Giddings comprises the largest portion of our total proved reserves at 68%.

Logan County - Oklahoma

Our non-operated working interests are located in Oklahoma, spread across Logan, Kingfisher, and McClain counties. Our position consists of just over 5,000 gross acres and comprises 10% of our total proved reserves.

Crittendon - Winkler County - Texas

In Winkler County we control about 5,280 gross acres. Our position comprises 15% of our total proved reserves.

Results of Operations

Comparison of Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Total Revenues. Total revenues increased $4,608 thousand to $15,485 thousand for the nine months ended September 30, 2014 from $10,877 thousand for the nine months ended September 30, 2013, driven primarily by increased oil and natural gas production from existing reserves, production from wells acquired from the acquisition of White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties in March 2014 and a gain on sale of assets.

  Total natural gas and oil production for the nine months ending September 30, 2014 consisted of 527,033 Mcf of natural gas and 129,162 bbls of oil, as compared to total natural gas and oil production for nine months ending September 30, 2013, which consisted of 378,140 Mcf of natural gas and 91,589 bbls of oil.

Our average sales price received for natural gas increased to $5.41per Mcf for the nine months ending September 30, 2014 from $5.37 per Mcf for the same period in 2013. Our average sales price received for oil increased to $97.83 per bbl for the nine months ending September 30, 2014 from $96.59 per bbl for the same period in 2013.

Changes in natural gas and oil prices can significantly impact our natural gas and oil sales and related cash flows. Lower prices may materially adversely affect the sales prices we receive and our revenues and cash flow.

Costs and Expenses. Total costs and expenses (excluding depreciation and depletion) increased $1,807 thousand to $8,249 thousand for the nine months ending September 30, 2014 from $6,442 thousand for the same period in 2013, due to increased production expenses associated with the Crittendon field acquisition and to increased interest expense derived from our increased debt.  This increased debt includes debt incurred to finance our March 2014 purchase of the White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties.  Lease operating expenses increased $893 thousand to $3,946 thousand for the nine months ending September 30, 2014 from $3,053 thousand for the same period in 2013, due primarily to increased production activity and our Crittendon field acquisition.  General and administrative expenses and professional fees increased $570 thousand to $3,474 thousand for the nine month period ending September 30, 2014 from $2,904 thousand for the same period in 2013, due primarily to increased staffing, legal and administrative due to greater drilling and production activity. Depletion and depreciation expense increased to $7,287 thousand for the nine month period ending September 30, 2014 from $4,027 thousand for the same period in 2013, due primarily to increased depletion expenses associated with new property acquisitions and increased sales of our oil and gas production.

Net Income. Net income was $(100) thousand, or $(0.00) per diluted and basic common share, for the nine month period ending September 30, 2014 as compared to $(168) thousand, or $(0.02) per diluted and basic common share, for the same period in 2013. The decrease in net loss was attributable primarily to additional production from new and existing wells and gain on sale from the disposal of unproven undeveloped oil and natural gas lease.

Liquidity and Capital Resources

During the nine months ended September 30, 2014 compared to the same period in 2013, net cash flow provided by operating activities increased by $758 thousand to $5,013 thousand. This increase was primarily attributable toincreased field-level revenue outpacing cash-based expenses.

Our current assets were $7,556 thousand on September 30, 2014. Cash on hand comprised approximately $4,132 thousand, of which there are no in restricted cash accounts. This compared to cash of $5,794 thousand at December 31, 2013. Accounts payable decreased from $9,485 thousand at December 31, 2013 to $5,402 thousand at September 30, 2014.

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

Cash and cash equivalents totaled $4,132 thousand at September 30, 2014, compared to $5,794 thousand at December 31, 2013.  Cash provided by operating activities was $5,013 thousand for the nine month period ending September 30, 2014, compared to $4,255 thousand for the same period in 2013.

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

Net cash provided by financing activities was $23,235 thousand for the nine month period ending September 30, 2014, compared to $7,319 thousand for the same period in 2013. These financing activities primarily reflect borrowing on our bank and second lien facilities for the Crittendon field acquisition.

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

As of September 30, 2014, we had a working capital deficit of $2,099 thousand, which consisted of $7,556 thousand of current assets offset by $9,655 thousand of current liabilities. This working capital deficit includes some capital expenditures.  Our operating cash flow for the nine months ended September 30, 2014 has been sufficient to cover the working capital deficit, including the referenced capital expenditures.  Current assets as of September 30, 2014 included cash of $4,132 thousand, revenue receivable of $1,049 thousand, and joint interest receivable of $1,962 thousand. Current liabilities as of September 30, 2014 included accounts payable and accrued liabilities of $5,402 thousand and revenue payable of $1,486 thousand.

 Our current credit facility is with Independent Bank.  The $100 million secured facility has a current borrowing base of $23.5 million as of September 30, 2014, matures in 2016, and has a prime plus 0.0% interest rate with a 4.0% floor.  We currently have approximately $22.5 million drawn on the facility.

On June 3, 2013 we entered an amended credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through May 29, 2014 and 22.00% interest rate thereafter.  The loan under this Agreement is secured by a second lien on the Company’s assets.  The credit agreement and the related intercreditor agreement are referenced at Exhibits 10.6.1 and 10.6.2.  On June 3, 2014 we agreed to amendment to our credit agreement with SOSventures, LLC providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate. The amendment is referenced at Exhibit 6.3.  The loan under this Agreement is secured by a second lien on the Company’s assets.  We have $10 million draw on this credit facility.

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

Bank Credit Facility

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016.  As of September 30, 2014, our borrowing base was $23.5 million.  The outstanding borrowings bear interest at a rate that is currently based on the prime plus 0.0% with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  As of September 30, 2014 we have currently borrowed approximately $22.5 million on the credit facility.

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

As of September 30, 2014, we have $10 million drawn against the SOSventures, LLC credit facility.

Outlook

Our ability to meet our debt covenants and our capacity to incur additional indebtedness will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. For example, lower oil and natural gas prices could result in a redetermination of the borrowing base under our Bank Credit Facility and SOSventures, LLC Credit Agreement at a lower level and reduce our adjusted consolidated EBITDA, and thus could reduce our ability to incur indebtedness and may requires us to sell assets to pay down the credit facility. Investing in undeveloped acreage, coupled with our drilling plans, may also impact our near-term ability to comply with our debt covenants. Of course, over the longer term, we expect that our strategy and our investments will result in increased production and reserves, lower lease operating costs and more abundant drilling opportunities. As a consequence, we constantly monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues and work with the lenders under our Bank Credit Facility and SOSventures, LLC Credit Agreement to address any such issues ahead of time.

If, in the future, if we are unable to comply with these covenants and the lenders under our Bank Credit Facility and SOSventures, LLC Credit Agreement are unwilling to provide us with covenant flexibility, we may be forced to repay or refinance amounts then outstanding under the Bank Credit Facility and SOSventures, LLC Credit Agreement and seek alternative sources of capital to fund our business and anticipated capital expenditures. In the event that we are unable to access sufficient capital to fund our business and planned capital expenditures, we may be required to curtail our drilling, development, land acquisition and other activities, which could result in a decrease in our production of oil and natural gas, may be subject to forfeitures of leasehold interests to the extent we are unable or unwilling to renew them, and may be forced to sell some of our assets on an untimely or unfavorable basis, each of which could adversely affect our results of operations and financial condition. Further, the failure to comply with the restrictive covenants relating to our indebtedness could result in the declaration of a default and cross default under the instruments governing our indebtedness, potentially resulting in acceleration of our obligations and adversely impacting our financial condition.

Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing reserves and production and finding additional reserves. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. We therefore continuously monitor our liquidity and the capital markets and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources, acquisition opportunities and drilling success.

We strive to maintain financial flexibility while pursuing our drilling plans and evaluating potential acquisitions, and will therefore may consider accessing capital markets (if on acceptable terms) as necessary to, among other things, maintain substantial borrowing capacity under our Bank Credit Facility and SOSventures, LLC Credit Agreement, facilitate drilling on our undeveloped acreage position and permit us to selectively expand our acreage position while sustaining sufficient operating cash levels. Our ability to complete future debt and equity offerings and maintain or increase our borrowing base is subject to a number of variables, including our level of oil and natural gas production, reserves and commodity prices, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Prices for oil and natural gas have historically been subject to seasonal fluctuations characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. Even if we are otherwise successful in growing our reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted.

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

At September 30, 2014, we had the following open crude oil derivative contracts:

			September 30, 2014
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price
October 2014 – December 2014	Collars	Crude Oil	4,000	90.00	105.00
October 2014 – December 2014	Put	Crude Oil	3,550			82.00
January 2015 – October 2015	Put	Crude Oil	5,000			77.00 – 80.00
November 2015 – December 2015	Put	Crude Oil	2,800			80.00
January 2016 – March 2016	Put	Crude Oil	1,500			75.00

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate such estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.  Below, we have provided expanded discussion of the more significant accounting policies, estimates and judgments.  We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of our consolidated financial statements.  Please read the notes to our most recent audited consolidated financial statements filed with the SEC for a discussion of additional accounting policies and estimates made by management.

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

Goodwill

At September 30, 2014 and December 31, 2013 the Company had goodwill of $960 thousand.

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

Item 4.  Controls and Procedures
Disclosure controls and procedures. As of September 30, 2014, the Company was obligated to be a reporting company and file periodic or current reports with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934.  Thus, the Company must assess its disclosure controls and procedures in connection with its presentation of its information for the three months ending September 30, 2014, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, which are presented in this Form 10-Q.  The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Accounting Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.

Based on their evaluation the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting described below.

Material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Starboard's annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2014, we identified that our processes and procedures for the computation of deferred income taxes and stock option expenses were not effective. This control deficiency would have resulted in a material error in our condensed consolidated financial statements for the three months ended September 30, 2014.  Accordingly, management has concluded this deficiency in internal control over financial reporting constituted a material weakness.

Management's remediation initiatives. The stock option expense matter relates to FASB 718-10-20, which requires that the stock option expense be determined in the quarter in which the contract is signed rather than the quarter in which stockholder approval of the stock option approval of the compensation (and the equity compensation plan under which the relevant stock options are to be issued) is obtained if stockholder approval is “essentially a formality or perfunctory.” The relevant employment agreements and the Company’s 2014 Equity Compensation Plan were approved by the Board of Directors in the quarter ending September 30, 2014, but were not voted on by stockholders until the Company’s annual meeting on October 28, 2014.  It was subsequently determined that the stockholder approval was “essentially a formality or perfunctory” because the Company has two shareholder groups which control a majority of the Company’s common stock when combined and that our Chairman, Bill Liao, is an employee of one such stockholder group and our director, Peter Benz, is affiliated with the other such stockholder group. Thus, the Company is required to record the stock option compensation in the quarter ending September 30, 2014 rather than at the time of the stockholder meeting. Had this error not been caught in the review process, it would have resulted in a material understatement of our expenses for the three month period ending September 30, 2014.  But, this error would not have resulted in a material change for the full year presentation for the year ending December 31, 2014.

The deferred tax matter relates to the Company using the incorrect tax basis for certain assets and liabilities as well as understating the net operating loss deferred tax asset.  These errors relate to year ended December 31, 2013 and impacted the three and nine months ended September 30, 2013.  We have made adjustments for these errors as stated in our financial statements.

Changes in control over financial reporting. On September 15, 2014, the Company’s Chief Financial Officer informed the Company he was resigning, effective immediately. The Company had no prior notice of such plans.  The open Chief Financial Officer position led to an insufficient number of experienced personnel to provide reasonable assurance that transactions are being recorded as necessary to ensure timely preparation of financial statements in accordance with GAAP, including the preparation of these interim financial statements.  Management is in the process of evaluating various remedial actions relating to this material weakness, including hiring a new Chief Financial Officer.  In the interim, management has hired a national accounting firm to serve as a technical resource during the financial statement close process and as needed until a qualified Chief Financial Officer is hired.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  In making this assessment, management was guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting close process.

Part II—Other Information

Item 1. Legal Proceedings

See Part I, Item 1 – “Financial Statements,” “Note 12 – “Legal Proceedings” of this Quarterly Report on Form 10-Q which is incorporated by reference into this Part II, Item 1 – “Legal Proceedings.”

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

3.  Exhibits.  See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference

(b)           Reports on Form 8-K.

Form 8-K dated July 3, 2014 describing the First Amendment to the First Amended and Restated Credit Agreement with SOSventures, LLC increasing the credit agreement amount to $20,000,000, including copy of credit facility amendment attached as Exhibit 99.1.

Form 8-K dated July 8, 2014 relating to change of auditor to KPMG LLP.

Form 8-K dated August 5, 2014 relating to acceptance of audit engagement by KPMG LLP.

Form 8-K dated September 3, 2014 relating to adoption of Amended and Restated Employment Agreements with Michael J. Pawelek and Edward Shaw and the adoption of the 2014 Equity Compensation Plan.

Form 8-K dated September 16, 2014 relating to the resignation of Eric Alfuth as Chief Financial Officer.

Form 8-K dated October 31, 2014 relating to the results of the voting at the Company’s Annual Meeting and Amended and Restated Bylaws.

Form 8-K dated November 12, 2014 relating to acceptance of Certificate of Amendment by Delaware Secretary of State

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Starboard Resources, Inc.
(Registrant)

Date: November 14, 2014	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ N. Kim Vo
Controller
(Chief Accounting Officer)

EXHIBITS

Exhibit No.	Description

3.1.1**	Certificate of Incorporation

3.1.2**	Certificate of Conversion

3.1*********	Certificate of Amendment

3.2********	Amended and Restated Bylaws

4.1**
Securities Purchase and Exchange Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated June 10, 2011.

4.2**	Agreement between ASYM Capital III, LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC regarding Starboard Resources, LLC dated January 20, 2012

4.3**
Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated July 20, 2012 (Relating to Waiver of Put Option)

10.1*******	Amended and Restated Employment Agreement, dated as of August 14, 2014, between Starboard Resources, Inc. and Michael Pawelek.

10.2*******	Amended and Restated Employment Agreement, dated as of August 14, 2014 , between Starboard Resources, Inc. and Edward Shaw.

10.3**	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and N. Kim Vo.

10.4**	Participation Agreement with Husky Ventures, LLC.

10.5.01*	Credit Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as borrower and Independent Bank as lender.

10.5.02*	Security Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as debtor and Independent Bank as secured party.

10.5.03*
Mortgage, Deed of Trust, Security Agreement, Fixture Filing and Financing Statement for Texas oil and gas properties from Starboard Resources, Inc., Mortgagor, to John E. Davis, Trustee, and Independent Bank, mortgagee.

10.5.04*	Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012.

10.5.05*	Certificate of Ownership Interests – Starboard Resources, Inc. dated June 27, 2013.

10.5.06*	Omnibus Certificate – Starboard Resources, Inc. dated June 27, 2013.

10.5.07*	Guaranty dated June 27, 2013 from Impetro Operating, LLC

Exhibit No.	Description
10.5.08*	Security Agreement dated June 27, 2013 between Impetro Operating, LLC and Independent Bank

10.5.09*	Omnibus Certificate – Impetro Operating, LLC dated June 27, 2013.

10.5.10*	Waiver of Operator’s Lien – Impetro Operating, LLC dated June 27, 2013

10.5.11*	Guaranty dated June 27, 2013 from Impetro Resources, LLC

10.5.12*	Security Agreement dated June 27, 2013 between Impetro Resources, LLC and Independent Bank

10.5.13*	Omnibus Certificate – Impetro Resources, LLC dated June 27, 2013.

10.5.14*	Note dated June 27, 2013 – Starboard Resources, Inc.

10.6.1*	First Amended and Restated Credit Agreement dated July 25, 2013 between Starboard Resources, Inc. and SOSventures, LLC.

10.6.2*	Intercreditor Agreement dated July 24, 2013 between Independent Bank, and SOSventures LLC.

10.6.3******	First Amendment to First Amended and Restated Credit Agreement dated June 3, 2014

10.7.1*	Sunoco – Texon LP Crude Purchase Agreement

10.7.2*	Sunoco – Texon LP Crude Purchase Agreement Amendment

10.8*	DCP Midstream, LP Gas Purchase Agreement

14.1***	Code of Ethics

21***	List of subsidiaries.

31.1***	Certification of Chief Executive Officer

31.2***	Certification of Chief Financial Officer

32.1***	Section 1350 Certification

99.1.2**	Answer of Starboard Resources, Inc. dated August 14, 2012 in Henry et al v. Imbruce et al.

99.1.3**	Starboard Resources, Inc. Bill of Interpleader dated August 8, 2012

99.1.5*****	Starboard Resources, Inc. Amended Bill of Interpleader dated March 14, 2014

99.2**	Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.

99.3**	Reserve Report as of January 1, 2014 from Forrest Garb & Associates, Inc.

99.4*	Supplement to Reserve Report as of January 1, 2013 from Forrest Garb & Associates, Inc.

*	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10/A filed July 26, 2013.
**	Filed as corresponding numbered exhibit with Starboard Resources, Inc. Form 10 filed June 7, 2013.
***	Filed herewith.
****	Filed as a corresponding numbered exhibit with Starboard Resources, Inc. Form S-1/A filed October 25, 2013.
*****	Filed as a corresponding numbered exhibit to Starboard Resources, Inc.’s Form 10-K filed March 31, 2014
******	Filed as Exhibit 99.1 to Starboard Resources, Inc. Form 8-K filed July 3, 2014
*******	Filed as a corresponding numbered exhibit with Starboard Resources, Inc. Form 8-K dated September 4, 2014
********	Filed as a corresponding numbered exhibit with Starboard Resources, Inc. Form 8-K dated October 31, 2014
*********	Filed as a corresponding numbered exhibit with Starboard Resources, Inc. Form 8-K dated November 12, 2014

Exhibit No.	Description

101	XBRL Filings
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Document