Form 10-K
period 2014-12-31
Starboard Resources Inc.
filed 2015-04-16
CIK 1554970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K
(Mark One)
      ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

    For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12-b2 of the Exchange Act.

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

As of April 14, 2015, 12,711,986 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K

		PAGE
	PART I
		1
Item 1.	Description of Business	17
Item 1A.	Risk Factors	34
Item 2.	Properties	43
Item 3.	Legal Proceedings

	PART II

Item 4	Mine Safety Disclosures	43
Item 5.	Market for Common Equity and Related Stockholder Matters	43
Item 6.	Selected Financial Data	45
Item 7.	Management’s Discussion and Analysis or Plan of Operations	45
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8.	Financial Statements	59

	PART III

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 9A	Control and Procedures	59
Item 9B	Other Information
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	66
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
Item 13.	Certain Relationships and Related Transactions	81
Item 14.	Principal Accountant Fees and Services	83

	PART IV

Item 15.	Exhibits and Reports on Form 8-K	84

	Signatures	89

	Financial Statements	F-1

	List of Subsidiaries	Exhibit 21

	Consent of Petroleum Engineer	Exhibit 23.2

	Certifications	Exhibits 31.1, 31.2 and 32.1

	Reserve Report Summary as of December 31, 2014	Exhibit 99.2

PART I

Item 1.  Description of Business.

Forward-Looking Statements

This annual report includes forward-looking statements in numerous places, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Forward-looking statements include, but are not limited to, any statements regarding business strategy, estimated current and future net reserves and present values of such reserves, drilling and completion of wells including our identified locations, financial strategy, budget projections, operating results, marketing and realized prices for oil, natural gas and natural gas liquids, timing and amount of future production of oil and natural gas, availability and cost of drilling and production equipment, availability and cost of oilfield labor, the amount, nature and timing of capital expenditures, including future development costs, our ability to fund our 2015 capital expenditure budget, availability and terms of capital, development results from our identified drilling locations, property acquisitions, property development and operating costs, general economic conditions, the commodity price environment, the effectiveness and extent of our risk management activities, our insurance coverage, estimates of future potential impairments, environmental liabilities, technology, counterparty credit risk, government regulation of and tax treatment for the oil and gas industry, non-historical plans, objectives, expectations and intentions contained in this report, future revenues, future costs and expenses, earnings, earnings per share, margins, cash flows, liquidity and dividends. Important factors which may affect the actual results include, but are not limited to, the resolution of the litigation involving Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP, political developments, market and economic conditions, changes in raw material, transportation and energy costs, inflation, industry competition, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, cost of services, service and equipment providers and the ability to execute and realize the expected benefits from strategic initiatives, including revenue and reserve growth plans, mergers and acquisitions and their integration, changes in financial markets and changing legislation and regulations, including changes in tax law or tax regulations and other risks described in our “Risk Factors” section commencing on page 14 of this Report.

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

We produce from operated oil and natural gas wells in the liquids rich, oil bearing window of the Eagle Ford trend of South Texas and the nearby oil-prone Giddings field where in combination we control approximately 15,880 net acres (approximately 16,189 gross acres).  We also have material non-operated working interests in producing properties and conventional prospects located throughout Logan and McClain counties in Oklahoma which account for 1,229 net acres (5,055 gross acres).  The combined estimated reserve base and net production are each over 70% oil-weighted.

As of March 26, 2015, the Company has 115 (103.5 net) company operated wells and participates in 25 (5.17 net) non-operated wells.  134 of these wells are oil wells and 6 are gas wells.

           At January 1, 2015, based on the reserves estimate by our independent reservoir engineers, we had 6,264 MBOE of estimated proved reserves with a PV-10 of $144.0 million. At January 1, 2015, 22% of our estimated proved reserves were proved developed reserves and 71% of our estimated proved reserves were oil and condensate. We grew our average daily production 71% from 579 BOE per day at year-end 2013 to 990 BOE per day at year-end 2014.

PV-10 estimated proved reserves is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K and is defined on page 32 of this report. Reconciliation to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows) is found in the table on page 33 of this report.  We believe that PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies.

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

The Securities Purchase and Exchange Agreement dated June 10, 2011 (Exhibit 4.1) says that the Company shall use its reasonable best efforts to reverse-merge with a public shell company or obtain an effective registration statement under the Securities Exchange Act of 1934 within 90 days of the date of that agreement (September 8, 2011).  We did not successfully complete the reverse-merger or effective registration statement.  Moreover, the Securities Purchase and Exchange Agreement also provided the Summerline parties with a put option if we failed “to use . . . . commercially reasonable efforts” to consummate the reverse merger or effective registration statement by December 10, 2011.   Under the put option, shareholders affiliated with Summerline Asset Management, LLC could have elected to sell the company all of its shareholder interest in exchange for cash of approximately $12.52 per share. In our 2011 financial statements included with our Form 10-12G/A registration statement filed with the SEC on November 1, 2013 showed a current liability of approximately $18,400,000 relating to this put option.

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

Employees

As of December 31, 2014, we had 15 full time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

Our Business Strategy

Our goal is to increase stockholder value by building reserves, production and cash flows at an attractive return on invested capital, while continuing to drill out our existing reserve base. We seek to achieve our goals through the following strategies:

●
Develop non-producing properties (“PDNPs”) and proven undeveloped reserves (“PUDs”) in core areas located in Texas and Oklahoma. We have established core acreage positions in Texas where we have built up a drilling inventory of 55 PUD locations and PDNP opportunities throughout oil-rich plays. Since the majority of our acreage is held by production, we have the flexibility to develop our acreage in a disciplined manner in order to maximize the resource recovery from the assets. We believe the economics for development and production of our acreage is attractive at current commodity prices. As of December 31, 2014, we have identified 22 potential vertical drilling locations and 33 potential horizontal drilling locations on our existing acreage.

●
Optimize our vertical drilling program and capture potential horizontal development opportunities. We believe opportunities for increased well density exist across our acreage base for both our horizontal and vertical drilling programs and that horizontal drilling may be economical in areas where vertical drilling is currently not economical or logistically viable. We intend to target multiple benches within the Delaware Basin with horizontal wells and believe our horizontal drilling program may significantly increase our recoveries per section as compared to drilling vertical wells alone.

●
Maintain our financial discipline and flexibility. As an operator, we leverage advanced technologies and integrate the experience of our management and technical teams. We believe our team demonstrates financial discipline that is achieved by our approach to evaluating and analyzing prospects, along with prior drilling and completion results, before allocating capital. This discipline is reflected in the improvements our team has attained on reducing overall unit costs. When we are not the operator, we proactively engage with the operators in an effort to ensure similar financial discipline. Additionally, we conduct our own internal geological and engineering studies on these prospects and provide input on the drilling, completion and operation of many of these non-operated wells pursuant to our agreements and relationships with the operators. Our management focuses on maintaining a conservative balance sheet while trying to best optimize the overall capital structure to provide the best balance of risk and return potential. We also have a hedge program in place to mitigate risks.

●
Pursue additional leasing and strategic acquisitions. Our management team’s familiarity with our key operating areas, experience with unique and distressed transactions, and a broad contact base across both operators and financial sponsors enable us to identify high-return acquisition opportunities at attractive prices.

Material Contracts

We have material contracts, including participation agreements and contracts relating to the formation of the Company.  These contracts are included as Exhibits 4.1 through 4.3 and 10.1 through 10.7.2.

Securities Purchase and Exchange Agreement and Going Public Delay Fee – Put Option and Going Public Delay Fee

We entered a “Securities Purchase and Exchange Agreement” dated June 10, 2011, with Longview Marquis Master Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC (collectively “Summerline”) attached as Exhibit 4.1.  The Agreement says that the Company shall use its reasonable best efforts to reverse-merge with a public shell company or obtain an effective registration statement under the Securities Exchange Act of 1934 within 90 days of the date of that agreement (September 8, 2011).  We did not successfully complete the reverse-merger or effective registration statement.  Moreover, the Securities Purchase and Exchange Agreement also provided the Summerline parties with a put option if we failed “to use . . . . commercially reasonable efforts” to consummate the reverse merger or effective registration statement by December 10, 2011.   Under the put option, shareholders affiliated with Summerline Asset Management, LLC could have elected to sell the company all of its shareholder interest in exchange for cash of approximately $12.52 per share. In our 2011 financial statements included with our Form 10-12G/A registration statement filed with the SEC on November 1, 2013 showed a current liability of approximately $18,400,000 relating to this put option.

On July 20, 2012, the Company and Longview Marquis Master Fund, L.P., Summerview Marquis Master Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC and Summerline Capital Partners, LLC agreed to waive the Company’s put option liability from the Securities Purchase and Exchange Agreement in exchange for the issuance of a total of 707,336 in shares of the Company’s common stock and a cash payment of accrued going public delay fees of $166,668.49.  The going public delay fee was not waived on a going forward basis.  After the issuance of these referenced shares, Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC and Summerline Capital Partners, LLC collectively own 17.1081% of the Company’s common stock shares.  The waiver agreement is attached as Exhibit 4.3.

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

Before February 25, 2014 Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP collectively were the record owners of 9,635,000 of common stock shares or 77.94% of our common stock.  This portion of our equity was subject to an agreement dated January 20, 2012, attached as Exhibit 4.2, between Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC.  If the 550,000 common stock shares then-interpleaded by the Company are included, that agreement covered 10,185,000 of our common stock shares or 82.39% of our common stock at that time.  The Agreement provides that upon “monetization” of the Starboard Resources equity, that Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP shall be “dissolved” and their “affairs wound up.”  According to the agreement:

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

After said distribution, the transfer agent reissued 927,933 common stock shares to Giddings Oil & Gas LP, 540,860 common stock shares to Asym Energy Fund III LP and 172,098 common stock shares to Hunton Oil Partners LP.  On March 17, 2014 the Company received instructions instructions from Charles S. Henry, III, the general partner of Giddings Oil & Gas LP, Asym Energy Fund III, LP and Hunton Oil Partners, LP to hold these certificates in its own name.  On March 18, 2014, the Company interpleaded these common stock shares into the same Connecticut lawsuit in which it had previously interpleaded 550,000 common stock shares through an amended interpleader action.  This increased the number of interpleaded common stock shares from 550,000 to 2,190,891.  As part of the interpleader the Company disclaimed a beneficial interest in these common stock shares. The interpleaded common stock shares now amount to 17.2348% of the Company’s outstanding common stock.

 Senior Secured Credit Facility with Independent Bank

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016.  As of September 30, 2014, our borrowing base was $23.5 million.  The outstanding borrowings bear interest at a rate that is currently based on the prime with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  As of December 31, 2014 we have borrowed approximately $22 million on the credit facility.

On March 26, 2014, we entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum. The agreement was obtained to fund our development and acquisition of oil and natural gas properties. The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the credit facility with Independent Bank. The term loan agreement is Exhibit 10.9 to this annual report.

The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate,” plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

On December 19, 2014, counsel for Independent Bank, provider of our bank credit facility, transmitted a letter stating that:

Based on information which the Borrower has provided the Lender, the Lender believes that the Borrower has made payments in violation of Section 7.6.4 of the Credit Agreement.  Additionally, based on such information, the Lender believes the Borrower has violated Section 7.2.3 of the Credit Agreement.  As a consequence of the foregoing, one of more Events of Default exist under the Credit Agreement.  The Lender hereby demands that the Borrower cease making payments in violation of Section 7.6.4 and obtain a return of funds wrongfully paid.

The letter references interest payments made to SOSventures, LLC under out subordinated credit facility. As of the date of the notice from Independent Bank we had made interest payments of $1,239,722 to SOSventures, LLC.

The letter also requested that counsel for Independent Bank be provided the name and address of counsel for Starboard Resources, Inc. that will be representing it in the matter. The Independent Bank Credit Agreement is Exhibit 10.5.01 to this annual report.  Section 7.6.4 of the Credit Agreement relates to payments of principal and interest on a subordinated credit facility to SOSventures, LLC and Section 7.2.3 contains notice provisions. We reported this notice in our Form 8-K filed December 23, 2014.

On April 15, 2015 we entered into the Fourth Amendment to the Credit Agreement with Independent Bank (“Amendment”), a copy of which is Exhibit 10.5.15. The agreement provides that the borrowing base is $21,750,000 as of the date of the Amendment that will be reduced by $250,000 per month before September 1, 2015 and $350,000 per month thereafter, unless re-determined after 150 days from the date of the Amendment. The Company is obligated to provide Independent Bank an engineering report acceptable to the Bank before September 1, 2015 showing proven and producing and proven undeveloped oil and gas reserves, discounted present value of future net income for the Company’s oil and gas properties as of September 1, 2015, projections of annual rate of production, gross income and net income relating to these reserves and take-or-pay, prepayment and gas balancing obligations. Forrest Garb & Associates is deemed to be acceptable to the Bank for an engineering report.

The Amendment resolves the matters addressed in the December 19, 2014 letter from Independent Bank’s counsel referenced above.

The Amendment also allows the assignment of an overriding royalty interest as stated in the related amendment to the Intercreditors’ Agreement between Independent Bank, the Company and SOSventures, LLC.

The Company is obligated to commence drilling a well in the Crittendon Field within 45 days of the date of the Amendment and a second well in the Crittendon Field within 90 days of the date of the Amendment.

The Amendment includes a suspension of Independent Bank’s rights to exercise its remedies prior to 150 days after the Amendment caused solely by the occurrence of a borrowing base deficiency. It also includes a suspension of Independent Bank’s obligation to extend loans, letters of credit or renewals or extensions of letters of credit agreement under the Credit Agreement for 150 days after the date of the Amendment.

          The Amendment further provides that the Company will be required execute and maintain crude oil hedges on a minimum of 80.0% of Projected Production on a rolling 20 months basis.  The table below details the Borrower’s existing and required crude hedges through 2016.

The Company is also obligated to repay its term loan at closing with both principal and interest, repay the note principal to reduce the note to no more than the borrowing base, including the repayment of interest, pay certain fees, deposit $5,000,000 into a special account and deliver a commitment letter from SOSventures to provide an additional $2,000,000 of availability under the Subordinated credit facility with SOSventures, LLC for drilling capital.

Subordinated Credit Facility with SOSventures, LLC

On June 3, 2014 we agreed to amend our credit agreement with SOSventures, LLC, originally entered into on July 25, 2013, providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate for drilling activities.  The loan under this agreement is secured by a second lien on our assets.

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

As of December 31, 2014, we have $10 million drawn against the SOSventures, LLC credit facility.  In light of the December 19, 2014 notice from Independent Bank relating to the payment of interest to SOSventures, LLC, pursuant to the Intercreditors Agreement (Exhibit 10.6.2), we are accruing interest payments to SOSventures, LLC since the date of that notice.

On April 15, 2015 we entered the Second Amendment to the First Amendment and Restated Credit Agreement (Exhibit 10.6.4) and several other agreements which provided that SOSventures, LLC will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittendon Field referenced in the Independent Bank Amendment. Further, SOSventures, LLC will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittendon Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, LLC shall receive warrants to purchase 2,542,397 of our common shares for $1.00 per share with a two-year term. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

 Hedging Activities

Our current hedge position consists of put options. These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instrument, which we use entirely to hedge our production and do not enter into for speculative purposes.

At January 1, 2015, we had the following open crude oil derivative contracts:

			January 1, 2015
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price
January 2015 – October 2015	Put	Crude Oil	5,000			77.00 – 80.00
November 2015 – December 2015	Put	Crude Oil	2,800			80.00
January 2015 – December 2015	Put	Crude Oil	4,000			70.00
January 2016 – March 2016	Put	Crude Oil	1,500			75.00

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
●
Our management or agents may communicate orally and in writing with qualified institutional buyers or institutional accredited investors who are prospective investors in our initial public offering (IPO) before or after our registration statement becomes effective (provided such communications are supplemented with the delivery of our annual report); and

●
Brokers and dealers involved with offering and selling our securities may publish research reports relating to our company at any time after our IPO and within any restrictive period on the sale of securities by our holders after the IPO.

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

Recent Developments

Recent Oil and Gas Activities

Since December 31, 2014, we have completed and began producing 1 well (0.4 net wells) in McClain County, Oklahoma.

Lawsuit and Arbitration Relating to 17.23% of Our Common Stock Shares

We interpleaded 2,190,891 of our common stock shares into the jurisdiction of the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford.  These common stock shares belonged to Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP, all of whom are Delaware limited partnerships.  The limited partners and the former general partners in those partnerships dispute how those common stock shares should be allocated as part of the winding up of the partnerships.  The 2,190,891 common stock shares constitute approximately 17.2348% of our common stock shares before the offering.

Many of the parties to the interpleader action are also involved in a lawsuit and arbitration action against each other.  The litigation is stayed.  The arbitration generally covering the same matters is set for hearing commencing April 20, 2015.

In Cause Nos. FST-CV-12-5013927-S and FST-CV-12-6014987-S, filed in Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Charles Henry III, Ahmed Ammar, John P. Vaile as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, LLC, Bradford Higgins, William Mahoney, Robert J. Conrads and Edward M. Conrads individually and derivatively on behalf of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP (“Plaintiffs”) make claims against Gregory Imbruce, Giddings Investments LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC, Glenrose Holdings LLC and Asym Energy Investments LLC (“Defendants”). The Plaintiffs allege fiduciary duty breaches, conversion, civil theft, violations of Connecticut Unfair Trade Practices Act, unjust enrichment, common law fraud, negligence, fraudulent conveyance and civil conspiracy and seek damages, injunctive relief, a constructive trust and an accounting. These allegations focus on the issuance of 550,000 Starboard Resources LLC Units to “Giddings Investments, LLC.” The allegations claim that this issuance was derived from the conversion of participation rights in Company wells that belong to Giddings Oil & Gas LP. The lawsuit makes several other claims of breaches of duties by Defendants in connection with Defendants or their affiliates serving as general partners of Giddings Oil & Gas LP, Asym Energy Fund III LP, and Hunton Oil Partners LP. Defendants deny the allegations.  This lawsuit was originally filed on July 18, 2012.  We are not a party to this action.

The Plaintiffs are limited partners of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP. Two Plaintiffs, Charles Henry III and William Mahoney have been non-executive directors for us. Mr. Henry remains a director. Mr. Mahoney resigned as our director in April 2013 and passed away shortly thereafter. Another Plaintiff, SOSventures, LLC, employs our chairman, Bill Liao. Defendant Gregory Imbruce was one of our directors until April 2012 and is our “Promoter” as defined by Securities Act Rule 405 as stated on pages 58-60 of this annual report. Defendants Giddings Genpar LLC, Hunton Oil Genpar LLC and Asym Capital III LLC were the general partners of Giddings Oil & Gas LP, Hunton Oil Partner LP and Asym Energy Fund III LP. Defendant Glenrose Holdings is alleged to be the manager of manager of Defendants Giddings Genpar LLC and Hunton Genpar LLC. Defendant Asym Energy Investments LLC is alleged to be the manager of Defendant Asym Capital III LLC. The lawsuit alleges that defendants Giddings Investments LLC, Glenrose Holdings LLC and Asym Energy Investments LLC are ultimately controlled by Defendant Imbruce.

In a related proceeding, on March 18, 2014, Gregory Imbruce, Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar, LLC, Asym Capital III LLC, Glenrose Holdings, LLC and Asym Energy Investment LLC filed a claim through the American Arbitration Association against Charles S. Henry, III, John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otierno, SOSventures LLC, Bradford Higgins, William Mahoney, Edwards M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP and named other limited partners in the partnerships as relief defendants.  Claimants seek remedies for (i) breach  of limited partnership agreements; (ii) breach of implied covenant of good faith and fair dealing; (iii) violations of the Connecticut Unfair Trade Practices Act (SOSventures, LLC only); (iv) conversion of stock certificates; (v) theft of stock certificates; (vi) unjust enrichment; (vii) violations of the Delaware Uniform Limited Partnership Act (Charles S. Henry III only); (viii) breach of fiduciary duty (Charles S. Henry III only); and (ix) defamation  and violation of confidentiality duty (SOSventures, LLC only).   The claimants seek declaratory and injunctive relief as to who has authority to act as general partner of the partnerships, constructive trust on our common stock shares previously distributed to limited partners in the partnerships and damages.  The arbitration respondents have counterclaimed with the same claims they made as Plaintiffs in the above-described Court litigation.  The hearing is set for April 20, 2015.

The above-described litigation may lead to a material reallocation or change of control of up to 17.2348% of our common stock shares.  Such new shareholders may vote for a new slate of directors and may lead to a significant change of our common stock ownership structure.  Finally, tying up 17.2348% of our common stock shares in litigation will likely have a materially negative effect on our trading liquidity should we obtain an exchange listing or an over-the-counter quotation.

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

Gregory Imbruce and business entities controlled by Mr. Imbruce filed an arbitration claim on March 18, 2014 with the American Arbitration Association against certain limited partners in the partnerships and Charles S. Henry, III (also naming the remaining limited partners as relief defendants) seeking various remedies and damages.  The hearing in the matter is set for April 20, 2015. The remedies include seeking a constructive trust that includes our common stock shares distributed in the liquidating distribution.  The Imbruce parties also object to the effectiveness of the notices to them and their removal as general partner. These parties have not sought any relief under the American Arbitration Association’s Emergency Measures of Protection in the Commercial Arbitration Rules.  Counsel for the limited partners has argued in Connecticut Superior Court that the Imbruce parties cannot seek equitable relief through an arbitration panel because a January 2012 agreement between SOSventures and the Imbruce parties includes an exclusive forum selection clause requiring that all equitable relief relating to the disputed matters be sought in Connecticut Superior Court.

As described on page 7 of this annual report, certain of the limited partners of Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP have been seeking damages, injunctive relief, a constructive trust and an accounting in Connecticut Superior Court against Mr. Imbruce and his business entities for fiduciary duty breaches, conversion, civil theft, violations of Connecticut Unfair Trade Practices Act, unjust enrichment, common law fraud, negligence, fraudulent conveyance and civil conspiracy since 2012.

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

If the Imbruce claimants obtain a constructive trust remedy that covers our common stock distributed to the limited partners before the sale of that common stock by the former limited partners, our common stock could have materially less trading liquidity or purchase demand and we may have a significant change in our voting control.

If the Imbruce claimants obtain a constructive trust remedy that covers our common stock distributed to the limited partners after the sale of that common stock by the former limited partners, such the constructive trust may apply to the proceeds from the sale of our common stock.  If the proceeds are not readily identifiable, the former limited partners could be liable under Delaware law for breach of the constructive trust and ordered to provide an accounting or pay a surcharge or compensatory damages.

The likelihood or risk of the Imbruce claimants obtaining a constructive trust remedy that covers our common stock shares received by the limited partners in the liquidating distribution will be impacted by the 2,190,891 common stock shares we interpleaded into Connecticut Superior Court with notice to the Imbruce claimants. These common stock shares amount to approximately 17.73% of our outstanding common stock and are available to satisfy the Imbruce claimants constructive trust claims (with Court approval) should the Imbruce claimants successfully prosecute those claims. Consequently, we do not anticipate that the Imbruce claimants’ constructive trust claims will affect our common stock shares distributed to the limited partners in the liquidating distribution unless the arbitration panel or court orders a constructive trust over more than:  1) 1,477,933 of our common stock shares in connection with claims relating to Giddings Oil & Gas LP; 2) 540,860 of our common stock shares in connection with claims relating to Asym Energy Fund III LP; or 3) 172,098 of our common stock shares in connection with claims relating to Hunton Oil Partners LP.

 Management’s Experience with Horizontal Drilling

The Company intends to engage in directional drilling, which includes horizontal drilling, to develop our proven undeveloped reserves, particularly in our Eagle Ford Shale play acreage.  Both our CEO, Michael Pawelek, and our Chief Operating Officer, Edward Shaw, have been engaged in in directional drilling and operating wells in our target areas since 1999.  Further, the Company’s Vice-President of Operations, Thomas Saunders, has extensive directional drilling experience.  Mr. Saunders has 36 years of domestic and international production and drilling experience, including 31 years of direct supervisory drilling, workover, construction, and production operations experience. Mr. Saunders’ past experience has been with Tenneco, Arco, Anadarko, and BP. He received a BS degree in Petroleum Engineering from Texas A&M University.  Combined Mr. Pawelek, Mr. Shaw and Mr. Saunders have been involved in drilling over 200 directional/horizontal wells.

Present Activities

Since December 31, 2014, we have completed and began producing 1 well (0.4 net wells) in McClain County, Oklahoma.

Delivery Commitments

The Company is not currently committed to providing a fixed and determinable quantity of oil or gas under any existing contract.

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

2014:
Oil:	Sunoco	83%
	Texas Gas Gathering	12%
	Shell	5%
Gas:
	Regency	57%
	DCP	28%
	ETC	15%
2013:
Oil	Shell	3%
	Sunoco	62%
	EDF Trading	35%

Gas	DCP Midstream, LP	22%
	Superior	73%
	ETC	5%

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

The DCP Midstream, LP gas purchase contract for our Texas properties states that the residue gas value will be the price per MMBtu published by Inside F.E.R.C.’s Gas Market Report on its first publication of the delivery month for “Prices of Spot Gas Delivered to Pipelines” for the Houston Ship Chanel less than $0.15 per MMBTU.  NGL net value is determined by an average of the daily high/low spot price for (i) ethane in E-P mix, (ii) non-TET propane, (iii) non-TET isobutene, (iv) non-TET normal butane, and (v) non-TET natural gasoline (pentanes and heaver) during the month as reported for Mont Belvieu, Texas by the Oil Price Information Service less a transportation, fractionation and storage fee of $0.06 per gallon, with the fee subject to inflation adjustments based on seasonally adjusted inflation statistics.  Further, the contract provides for the payment of the following percentages of the net value of the residue gas:

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

Texas Gathering is the oil purchaser from our Crittendon properties. The contract provides that our oil will be sold at the average posting price of Phillips 66 West Texas Intermediate crude oil, at a deemed gravity of 40.0 degrees API, plus the arithmetic average of the mid-points of Argus reported prices for WTI P-Plus crude oil, plus the Argus LLS differential to WTI weighted average per barrel, less a downward adjustment of $3.00 per barrel.

Regency is the purchaser of the natural gas from our Crittendon properties, which the gas purchase contract states a price per MMBTU equal to 100% of the average of the daily midpoint for Waha and El Paso Permian (Index), less a downward adjustment of $0.49 per MMBTU.

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

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market for Our Common Stock

Our common stock is not currently traded.  We have no market price.  Further, we have paid no dividends and do not anticipate paying dividends in the near future.  We are not currently listed or quoted on an over-the-counter market.  We provide no assurance that a listing or quotation will be obtained.

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

We have an operating loss.

We reported a net operating loss of $3,696,643 in the year ending December 31, 2014, including an impairment charge.  If we incur substantial operating expenses for our oil and natural gas exploration and development activities, we may continue to not be profitable.

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

Our shareholder base is currently not stable because we have interpleaded 17.23% of our common stock into a Connecticut Court.

Approximately 17.2348% of our common stock shares were interpleaded into Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause No. FST-CV12-6015112-S.  These are the residual common stock shares that belonged to Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Energy Partners LP. after the distribution of the partnerships shares.

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

Finally, On March 18, 2014, Gregory Imbruce, Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar, LLC, Asym Capital III LLC, Glenrose Holdings, LLC and Asym Energy Investment LLC filed a claim through the American Arbitration Association against Charles S. Henry, III, John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otierno, SOSventures LLC, Bradford Higgins, William Mahoney, Edwards M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP and named other limited partners in the partnerships as relief defendants.  Claimants seek remedies for (i) breach  of limited partnership agreements; (ii) breach of implied covenant of good faith and fair dealing; (iii) violations of the Connecticut Unfair Trade Practices Act (SOSventures, LLC only); (iv) conversion of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (v) theft of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (vi) unjust enrichment; (vii) violations of the Delaware Uniform Limited Partnership Act (Charles S. Henry III only); (viii) breach of fiduciary duty (Charles S. Henry III only); and (ix) defamation  and violation of confidentiality duty (SOSventures, LLC only).   The claimants seek declaratory and injunctive relief as to who has authority to act as general partner of the partnerships, constructive trust on our common stock shares previously distributed to limited partners in the partnerships and damages. The arbitration hearing is set for April 20, 2015.

             The above-described litigation may lead to a material reallocation or change of control of up to 17.2348% of our common stock shares.  Such new shareholders may vote for a new slate of directors and may lead to a significant change of our common stock ownership structure.  Finally, tying up 17.2348% of our common stock shares in litigation will likely have a materially negative effect on our trading liquidity should we obtain an exchange listing or an over-the-counter quotation.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures with the sale of our equity in 2011, a 2012 credit facility from Mutual of Omaha Bank (now replaced), a 2012 loan and 2013 credit agreement from SOSventures LLC and a 2013 credit agreement from Independent Bank.  Our credit facility with Independent Bank has a current borrowing base of $21.75 million.  Currently we have borrowed approximately $21.75 million under the Independent Bank credit facility.

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

We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2015 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.

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

Our earnings are exposed to interest rate risk associated with borrowings under our Independent Bank revolving credit facility, which bear interest at a rate elected by us that is based on the prime rate with a minimum floor of 4.00% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. As of March 24, 2014, the weighted average interest rate on outstanding borrowings under our revolving credit facility was 4.00%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

 Any significant reduction in our borrowing base under our credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.

Under our Independent Bank credit facility, which currently provides for a $21,750,000 borrowing base with monthly reductions going forward as stated above, we are subject to semi-annual and other elective collateral borrowing base redeterminations based on our estimated oil and natural gas reserves. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow.

 Proposed tax and other legislation may materially impact our financial performance.

On February 2, 2015, the Obama Administration released its 2016 Budget Proposal.  Targeted tax changes include: (i) the repeal of the expensing of intangible drilling and completion costs; (ii) the repeal of percentage depletion for oil and gas wells; (iii) the increase in the amortization period for geological and geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States for independent producers to seven years; (iv) the repeal of the domestic manufacturing tax deduction for oil and gas companies; (v) the repeal of the deduction for tertiary injectants; (vi) the repeal of the enhanced oil recovery credit; and (vii) the repeal of the exception to the passive loss limitations for working interests in oil and gas wells. Similar provisions may be considered by Congress.  Any of these tax changes could have a material impact on our financial performance.

The Obama Administration also has urged Congress to consider an energy bill with a cap-and-trade program to restrict carbon pollution and a requirement that utilities buy more electricity from renewable sources.  Such proposed legislation may also include environmental and tax proposals that may negatively affect our financial performance.

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

As of January 1, 2014, approximately 78% of our proved reserves were classified as estimated proved undeveloped reserves. These reserves may not ultimately be developed or produced. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may have a material adverse effect on our results of operations.

 Our operational risk is concentrated due to our reliance on a small number of wells, operators and oil and gas purchasers.

We have concentrated operational risks both in terms of our producing oil and gas properties, the operators we use and in the purchasers of our oil and gas production.  An operational failure by an operator, the decline of production from a property and the termination of a contractual agreement with an operator or purchaser would have a material negative impact on the Company.  For the year ended December 31, 2014, revenues from the Company’s 139 producing wells ranged from approximately 0.003% to 12.6% of total revenues and for the year ended year ended December 31, 2013, revenues from the Company’s 101 producing wells ranged from approximately 0.01% to 8.21% of total revenues.  These wells are all located in the southern region of Texas, West Texas and central Oklahoma, with the Texas wells operated by the Company and the Oklahoma wells operated by one outside operator.

For the year ended December 31, 2014, the oil, natural gas, and natural gas liquids produced by the Company are sold and marketed to 6 purchasers. Oil sales to 2 purchasers accounted for 95% of the oil sales, 1 purchaser accounted for approximately 83% and the other purchaser accounted for approximately 12%. Natural gas and natural gas liquids sales to one purchaser accounted for 57% of the natural gas and natural gas liquids sales, while the other two purchasers accounted for approximately 28% and 15%, respectively.

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

We expect that we will not be the operator on 6% of our net acreage as of December 31, 2014. As we carry out our exploration and development programs, we may enter into arrangements with respect to existing or future drilling locations that result in a greater proportion of our locations being operated by others.  As a result, we may have limited ability to exercise influence over the operations of the drilling locations operated by our partners.  Dependence on the operator could prevent us from realizing our target returns for those locations.  The success and timing of exploration and development activities operated by our partners will depend on a number of factors that will be largely outside of our control, including:

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

We depend to a large extent on the services of certain key management personnel, including Michael Pawelek, our President and Chief Executive Officer, Edward Shaw, our Chief Operating Officer and our other executive officers and key employees. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, marketing oil and natural gas production and developing and executing financing and hedging strategies. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

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

Our properties are located onshore in Texas, Oklahoma and New Mexico. As a result of this geographic concentration, we are disproportionately affected by any delays or interruptions in production or transportation in these areas caused by governmental regulation, transportation capacity constraints, natural disasters, regional price fluctuations or other factors. Such disturbances have in the past and will in the future have any or all of the following adverse effects on our business:

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

We have not yet obtained an exchange listing or an over-the-counter quotation which are pre-requisites to liquidity for our common stock shares.  Further, 17.2348% of our common stock shares are subject to a lawsuit described above in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford.  Consequently, even if we obtain an exchange listing or over-the-counter quotation, our common stock shares’ liquidity will be materially limited by the unavailability of these shares.  Moreover, we currently have only twenty-eight stockholders (plus 2,190,891 common stock shares interplead into the Court in Henry et al. v. Imbruce et al.).  Stock purchase and sale decisions by these stockholders will have a material impact on our common stock shares’ liquidity.

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

Our independent auditor is not required to attest to the effectiveness of our internal control over financial reporting while we are an Emerging Growth Company.  This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent auditor attestations as to the effectiveness of their internal controls over financial reporting and we are not.  While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent auditor’s review process in assessing the effectiveness of our internal controls over financial reporting will not find one or more material deficiencies.  Further, once we cease to be an Emerging Growth Company we will be subject to independent auditor attestation regarding the effectiveness of our internal controls over financial reporting.  Even if management finds such controls to be effective, our independent auditor may decline to attest to the effectiveness of such internal controls and issue a qualified report.

As an Smaller Reporting COmpany we are presenting our audited financial statements and selected financial data for only a two-year period, which may not be comparable to those companies that provide audited financial statements and selected financial data for longer periods of time.

Smaller Reporting Companies need not present more than two years of audited financial statements and that they need not present selected financial data as required by SEC Regulation S-K Item 301 for periods that pre-date its audited financial statements. This selected financial data includes a table showing net sales, operating revenue, income or loss from continuing operations per common share, total assets, long-term obligations (including long-term debt, capital leases and redeemable preferred stock) and cash dividends per common share. We are providing only two years of audited financial statements and selected data.

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

As a public company, are subject to the reporting requirements of the Exchange Act and other applicable securities rules and regulations. Compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “Emerging Growth Company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

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

Our offering price in our post-effecting amendment to our Form S-1/A filed March 20, 2014 is less than $5.00 per common stock share and our stock may trade for less than $5.00 per share if we obtain an exchange listing or over-the-counter quotation. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

 Item 2.  Properties.

Starboard Resources, a Delaware corporation, is an independent energy company based in San Antonio, Texas. We were formed in 2011 and we have been engaged in the exploration, development, acquisition and exploitation of crude oil and natural gas properties, with interests throughout Texas and Oklahoma. Our properties cover 26,404 gross acres, or 19,868 net acres, with a majority within the Eagle Ford trend of South Texas.

Our total proved reserves, based on our January 1, 2015 independent reserve estimate report, were 5,788 MBOE, consisting of 10,771MMcf of natural gas and 3,993 Mbbl of oil. The PV-10 of our proved reserves at January 1, 2015 was $128,415,900 based on the average of the beginning of each month prices for 2014 of $95.28 per Bbl and $4.36 per MMBtu and adjusted for location and quality differentials.  At January 1, 2015, 23% of our estimated proved reserves were proved developed reserves and 69% of our estimated proved reserves were oil and condensate.  Our average daily production at year end December 31, 2014 was 990 BOE per day.

Core Areas of Operation and Certain Key Properties

As of December 31, 2014, our proved oil and gas reserves were concentrated primarily in the Giddings and Crittendon fields in Texas, and the CimarronField in Oklahoma. The fields tend to have stacked multiple producing horizons. Some of the fields have numerous available wellbores capable of providing workover and recompletion opportunities. Additionally, new 3-D seismic data allows definition of numerous updip proved undeveloped locations throughout the fields. The characteristics of these fields allow the Company to record significant estimated proved behind pipe and estimated proved undeveloped reserves in the annual year-end reserve report. At January 1, 2015, based on the reserves estimate by our independent reservoir engineers, we had 5,788 MBOE of estimated proved reserves. At January 1, 2015, our proved developed (PDP) reserves of 1,335 MBOE were 23% of our total proved reserves, and 69% of our estimated proved reserves were oil and condensate. At January 1, 2014, our proved developed producing (PDP) reserves of 656 MBOE were 13% of our total proved reserves, 72% of our estimated proved reserves were oil and condensate.

Bigfoot – Texas

We control 2,930 net acres across Frio and Atascosa counties in southern Texas, comprising 15% of our total net acreage position. We own and operate 54 gross (54 net) wells in the Bigfoot-Texas acreage position.

Crittendon - Texas

In West Texas, the Crittendon field contains 2,759 net acres. The contiguous block is all within the Delaware Basin and is located in Winkler County. Crittendon contains 14% of our total net acres. We operate our Crittendon Field wells.  We currently have 16 gross (10.4 net) oil and gas wells.

Giddings – Bastrop – Texas

Giddings is our largest acreage position with 12,950 net acres located within the Eagle Ford trend.  Our acreage is spread across Bastrop, Burleson, Brazos, Fayette, Lee, and Gonzales counties.  From an acreage position, Giddings comprises the largest portion of net acres at 65%. Our Giddings oil and gas wells are 45 gross (39.1 net) wells, including 3 gross (1 net) non-operated wells.

Logan County – Oklahoma

Our non-operated working interests are located in Oklahoma, spread across Logan and Kingfisher counties. Our position consists of 1,229 net acres or 6% of our total net acreage position. Our Logan County, Oklahoma wells are non-operated wells. We have participations in 21 gross and 3.8 net oil and gas wells in Logan County, Oklahoma.

Oil and Natural Gas Reserves

Due to the inherent uncertainties and the limited nature of reservoir data, proved reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the Securities and Exchange Commission (“SEC”), and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards. The estimated present value of proved reserves does not include indirect expenses such as general and administrative expenses, debt service, future income tax expense or depletion, depreciation, and amortization.  In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using the average of oil and natural gas spot prices for the West Texas Intermediate oil and Henry Hub gas on the first day of each of the twelve months during 2014. Estimated quantities of proved reserves and their present value are affected by changes in oil and natural gas prices. The arithmetic average reference prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of January 1, 2015 were $95.28 per barrel of oil and $4.36 per MMBtu of natural gas.

The following table sets forth our estimated net total oil and natural gas reserves and the PV-10 value of such reserves as of the January 1, 2015 reserve report. The estimated reserve data and the present value as of January 1, 2015 were prepared by Forrest A. Garb & Associates, independent petroleum engineers. For further information concerning our independent engineer’s estimates of our proved reserves as of January 1, 2015, see the reserve report filed as Exhibit 99.3. These reserves estimates were prepared in accordance with the Securities and Exchange Commission’s rules regarding oil and natural gas reserves reporting that were in effect at the time of the preparation of the reserves report.  Our total estimated proved reserves are estimated using a conversion ratio of one Bbl per six Mcf.  The PV-10 value is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenues from these reserves, see Supplemental Oil and Natural Gas Disclosure in our Financial Statements included elsewhere in this report. All reserves are located in the United States.

	Estimated Net Reserves		Estimated Future Net Revenue ($ thousands)
As of January 1, 2015	Oil and Condensate (MBbl)	Gas (MMcf)	Undiscounted	Discounted at 10% Per Year (1)
Proved:
Developed Producing	692	3,854	$49,941	$35,507
Developed Nonproducing	161	470	13,072	8,229
Proved Undeveloped	3,139	6,447	175,637	84,680
Total Proved	3,993	10,771	238,650	128,416
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

Our reserve report dated January 1, 2015 showed estimated net proven undeveloped reserves of 3,139 MBbl for oil and condensate and 6,447 MMcf for natural gas.  This was an decrease of 27 MBbl for oil and condensate and a decrease of 93 MMcf for natural gas.  The decrease in oil and condensate proven undeveloped reserves was due to the loss of PUD locations due to the requirement that a development plan for the undeveloped oil and gas reserves must be adopted indicating that such reserves are scheduled to be drilled within five years under SEC Regulation S-X Rule 4-10(a)(31)(ii)..  The decrease in natural gas proven undeveloped reserves derives from an increased focus on oil and condensate drilling.  Our Consolidated Statement of Cashflows on page F-6 shows that we spent $33,296,074 on development of oil and gas properties in the year ending December 31, 2014.  These payments resulted in converting 903 net acres from proven undeveloped reserves to proven developed reserves and increased our proven developed reserves for oil and condensate by 306 MBbl (79%) to 692 MMbl.   Our proven developed producing natural gas reserves increased by 2,238 MMcf (138%) to 3,854 MMcf, The 103% increase in proven developed BOE reserves is a result of increased drilling activity, as well as the acquisition of the Crittendon field.

We believe that PV-10, a non-GAAP measure of estimated proved reserves is widely used by analysts and investors in evaluating oil and gas companies.  Our reconciliation to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows) is found in the table below.  The table below provides a reconciliation of PV-10 as of January 1, 2015 and January 1, 2014 to the standardized measure of discounted future net cash flows as of December 31, 2014 and December 31, 2013:

	As of January 1, 2015	As of January 1, 2014
	(dollars in thousands)	(dollars in thousands)
PV-10	$128,416	$131,586
Present value of future income taxes discounted at 10%	(38,300)	(40,513)
Standardized income of discounted future net cash flows	90,116	91,073

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

Estimates of reserves as of January 1, 2015 and January 1, 2014 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended January 1, 2015 and January 1, 2014, in accordance with revised SEC guidelines applicable to reserves estimates as of the end of 2014 and 2013. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

Our proved reserve estimate report dated January 1, 2015, attached as Exhibit 99.2 uses the following average adjusted prices:

Oil - $95.28 / bbl
Gas - $4.36 / Mcf

Our proved reserve estimate report dated January 1, 2014, attached as Exhibit 99.3, uses the following average adjusted prices:

Oil - $94.34 / bbl
Gas - $6.68 / Mcf

The standardized measure of discounted future net cash flows relies on estimates of oil and gas reserves using commodity prices and costs at year-end. The benchmark oil and gas prices used are the preceding 12-month averages of the first-day-of-the month spot prices posted for the WTI oil and Henry Hub natural gas. Oil prices have been adjusted by lease for gravity, transportation fees, and regional price differentials. Gas prices per thousand cubic feet have been adjusted by lease for Btu content, transportation fees, and regional price differentials. The adjustments are based on the differential between historic oil and gas sales and the corresponding benchmark price.

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

The reserve estimates are prepared by Forrest Garb & Associates, Inc., qualified third party engineering firms by licensed engineers as part of the Company’s internal controls. All of the Company’s reserves were subject to the reserve report by Forrest Garb & Associates, Inc. and the Company has not presented any internally-generated reserve amounts that were not included in the report from Forrest Garb & Associates, Inc.  The Company’s technical person primarily responsible for overseeing the Forrest Garb & Associates, Inc. reserve estimates was Edward Shaw, our Chief Operating Officer.  Mr. Shaw has been an officer of ImPetro Resources LLC since its inception in February 2010 and our Chief Operating Officer since we were formed in June 2011.  Mr. Shaw was also Chief Operating Officer of South Texas Oil Company from 2005 to 2010 and headed its field operations in Texas.  Thus, Mr. Shaw has extensive operational experience in the areas in which we concentrate our oil and gas operations.  Mr. Shaw worked from 2000 to 2005 in New Zealand researching and developing methods of monitoring oil wells to optimize production, including using existing products integrated with emerging telemetry technologies.  Mr. Shaw has a degree in electrical engineering.

 Oil and Natural Gas Volumes, Prices and Operating Expense

The following tables set forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas from continuing operations for the two years ended December 31, 2014 and 2013. The drilling operations on the Bigfoot-Texas formations in fiscal 2013 and 2014 generally targeted drilling out the properties with shallower, less expensive wells thus holding the leases and preventing them from expiring. This means that deeper formations such as Eagle Ford and Pearsall Shales are held by production and can be developed or sold at a later date.

Bigfoot - Texas	Year Ended December 31,
	2014	2013
Net Production:
Oil (Bbl)	4,431	4,011
Natural Gas (Mcf)	0	-
Barrel of Oil Equivalent (Boe)	4,431	4,011
Oil and Natural Gas Sales:
Oil	$402,705	376,829
Natural Gas	0
Total	$402,705	376,829
Average Sales Price:
Oil ($ per Bbl)	$90.89	93.95
Natural Gas ($ per Mcf)	-	-

Barrel of Oil Equivalent ($ per Boe)	$90.89	93.95
Oil and Natural Gas Costs:
Lease operating expenses	$322,458	419,140
Production taxes	18,267	17,101
Other operating expenses	-	-
Average production cost per Boe	$76.90	108.76

Crittendon – Texas	Year Ended December 31,

	2014	2013
Net Production:
Oil (Bbl)	13,786	-
Natural Gas (Mcf)	202,007	-
Barrel of Oil Equivalent (Boe)	47,454	-
Oil and Natural Gas Sales:
Oil	$1,106,900	$-
Natural Gas	825,371	-

Total	$1,932,271	$-
Average Sales Price:
Oil ($ per Bbl)	$80.29	$-
Natural Gas ($ per Mcf)	4.09	-

Barrel of Oil Equivalent ($ per Boe)	$40.72	$-
Oil and Natural Gas Costs:
Lease operating expenses	$1,105,331	$-
Production taxes	101,625	-
Other operating expenses	-	-
Average production cost per Boe	$25.43	$-

Giddings – Texas	Year Ended December 31,

	2014	2013
Net Production:
Oil (Bbl)	112,861	70,683
Natural Gas (Mcf)	169,435	123,795
Barrel of Oil Equivalent (Boe)	141,100	91,315
Oil and Natural Gas Sales:
Oil	$10,190,042	$6,821,671
Natural Gas	924,976	752,303

Total	$11,115,108	$7,573,975
Average Sales Price:
Oil ($ per Bbl)	$90.29	$96.51
Natural Gas ($ per Mcf)	5.46	6.08

Barrel of Oil Equivalent ($ per Boe)	$78.77	$82.94
Oil and Natural Gas Costs:
Lease operating expenses	$3,729,761	$2,683,694
Production taxes	479,201	325,401
Other operating expenses		-
Average production cost per Boe	$29.83	$32.95

Logan, Kingfisher, McClain - Oklahoma	Year Ended December 31,
	2014	2013
Net Production:
Oil (Bbl)	49,820	52,152
Natural Gas (Mcf)	407,570	383,526
Barrel of Oil Equivalent (Boe)	117,749	116,073
Oil and Natural Gas Sales (dollars in thousands):
Oil	$4,598,882	$5,003,563
Natural Gas	2,123,917	2,010,787

Total	$6,722,799	$7,014,350
Average Sales Price:
Oil ($ per Bbl)	$92.31	$95.94
Natural Gas ($ per Mcf)	5.21	5.24

Barrel of Oil Equivalent ($ per Boe)	$57.09	$60.43
Oil and Natural Gas Costs (dollars in thousands):
Lease operating expenses	$686,940	$495,323
Production taxes	96,601	92,122
Other operating expenses
Average production cost per Boe	$6.65	$5.06

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

Bigfoot - Texas	Year Ended December 31,
	2014	2013

Unproved prospects	$18,843	$10,495
Proved prospects	69,457	132,281
Development and exploration costs	0	0

Total consolidated operations	50,614	142,739

Asset Retirement Obligations (non-cash)	$(50,614)	$0

Crittendon - Texas	Year Ended December 31,
	2014	2013

Unproved prospects	$482,161	$-
Proved prospects	17,007,057	-
Development and exploration costs	736,703

Total consolidated operations	18,225,921	-

Asset Retirement Obligations (non-cash)	$798,572	$-

Giddings - Texas	Year Ended December 31,
	2014	2013

Unproved prospects	$1,191,710	$1,128,334
Proved prospects	353,988	1,493,628
Development and exploration costs	10,853,435	8,694,352

Total consolidated operations	11,691,157	11,316,314

Asset Retirement Obligations (non-cash)	$54,530	$19,218

Logan, Kingfisher, McClain - Oklahoma	Year Ended December 31,
	2014	2013

Unproved prospects	$193,260	$1,538,004
Proved prospects	3,745	501,531
Development and exploration costs	4,676,449	2,427,620

Total consolidated operations	4,865,964	4,467,154

Asset Retirement Obligations (non-cash)	$46,963	$23,194

Producing Wells

The following table sets forth the number of producing oil and natural gas wells in which we owned an interest as of December 31, 2014. Some wells produce both oil and natural gas.

	Company Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	104	96.7	24	4.8	128	101.5
Natural gas	11	6.8	-	-	11	6.8
Total	115	103.5	24	4.8	139	108.3

Acreage Data

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2014.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Bigfoot (Texas)(1)	2,930	2,930	0	0
Giddings (Texas)(2)	9,459	9,336	3,799	3,614
Logan, Kingfisher, McClain (Oklahoma)	5,055	1,229	0	0
Crittenden Field (Texas)	5,160	2,759	0	0

Total	22,604	16,254	3,799	3,614
__________________________
(1)	Undeveloped acreage includes acreage located in the Bigfoot fields.
(2)	Other includes acreage in Giddings.

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

 Drilling Activity

The following table sets forth our drilling activity during the twelve month period ended December 31, 2014 and 2013 (excluding wells in progress at the end of the period). In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

Bigfoot - Texas	Year Ended December 31,
	2014		2013
	Gross	Net	Gross	Net
Development wells
Productive
Non-productive
Exploratory wells
Productive
Non-productive

Giddings - Texas	Year Ended December 31,
	2014		2013
	Gross	Net	Gross	Net
Development wells
Productive	4	3.0	5	3.2
Non-productive
Exploratory wells
Productive
Non-productive

Logan, Kingfisher, McClain - Oklahoma	Year Ended December 31,
	2014		2013
	Gross	Net	Gross	Net
Development wells
Productive	6	0.8	1	0.2
Non-productive
Exploratory wells
Productive
Non-productive

Present Activities

Since December 31, 2014, we have completed and began producing 1 well (0.4 net wells) in McClain County, Oklahoma.

Lease Expiration Summary

Most of our oil and gas leases are held by production or have terms, including delay rentals, which extend beyond December 31, 2016.  The following table is a summary of our expiring leases in 2015 and 2016 cross-referenced to assigned proven undeveloped estimated reserves.  0.53% of our estimated proved reserves and 0.76% of our estimated proven undeveloped reserves are subject to oil and gas leases that expire before December 31, 2016.  In order to maintain these reserves, we will need to either commence operations relating to these properties or negotiate lease extensions.  We will require sufficient capital to complete or participate in the required drilling program or lease extensions. We do not anticipate that any lease extension will bring the lease terms past 2017.

The following table is based on estimates as of December 31, 2014.  Some of the Texas reserve units with assigned proven undeveloped reserves have leases expiring in both 2015 and 2016.  Such unit reserves have been divided up between 2015 and 2016 based on the percentage net acreage within the reserve units assigned to the respective leases.  The Oklahoma properties do not have proven undeveloped reserve units containing leases with 2015 or 2016 expirations. Our Bigfoot properties do not have expiring leases in 2015 or 2016.

Effective Date – December 31, 2014

2015 and 2016 Expiring Leases	Proven Reserves Assigned to 2015 Lease Expirations ($ thousands)	Percentage PUD Reserves Assigned to 2015 Lease Expirations	Percentage Total Proven Reserves Assigned to 2015 Lease Expirations	Proved Reserves Assigned to 2016 Lease Expirations ($ thousands)	Percentage PUD Reserves Assigned to 2016 Lease Expirations	Percentage Total Proved Reserves Assigned to 2016 Lease Expirations	Proved Reserves Assigned to 2015 and 2016 Lease Expirations ($ thousands)	Percentage PUD Reserves Assigned to 2015 and 2016 Lease Expirations	Percentage Total Proved Reserves Assigned to 2015 and 2016 Lease Expirations

Giddings - Texas	759	0.76%	0.53%	0	0.0%	0.0%	759	0.76%	0.53%
Total	759	0.76%	0.53%	0	0.0%	0.0%	759	0.76%	0.53%

2015 and 2016 Expiring Leases	PUD Reserves Assigned to 2015 Lease Expirations	PUD Oil Reserves Assigned to 2015 Lease Expirations	PUD Natural Gas Reserves Assigned to 2015 Lease Expirations	PUD Reserves Assigned to 2016 Lease Expirations	PUD Oil Reserves Assigned to 2016 Lease Expirations
	($ thousands)	(BBL)	(MMCF)	($ thousands)	(BBL)

Giddings - Texas	759	171	94	0	0
Total	759	171	94	0	0

2015 and 2016 Expiring Leases	PUD Natural Gas Reserves Assigned to 2016 Lease Expirations	PUD Reserves Assigned to 2015 and 2016 Lease Expirations	PUD Oil Reserves Assigned to 2015 and 2016 Lease Expirations	PUD Natural Gas Reserves Assigned to 2015 and 2016 Lease Expirations
	(MMCF)	($ thousands)	(BBL)	(MMCF)

Giddings - Texas	0	759	171	94
Total	0	759	171	94

Management’s Experience with Horizontal Drilling

The Company intends to engage in directional drilling, which includes horizontal drilling, to develop our estimated proven undeveloped reserves, particularly in our Eagle Ford Shale play acreage.  Our CEO, Michael Pawelek has been engaged in directional drilling and operating wells in our target areas since 1999.  Our Chief Operating Officer, Edward Shaw has been engaged in directional drilling and operating wells in our target areas since 2005 and has been involved in over thirty directionally drilled wells during that period.  Further, the Company’s Vice-President of Operations, Thomas Saunders, has extensive directional drilling experience.  Mr. Saunders has 36 years of domestic and international production and drilling experience, including 31 years of direct supervisory drilling, workover, construction, and production operations experience. Mr. Saunders’ past experience has been with Tenneco, Arco, Anadarko, and BP. He received a BS degree in Petroleum Engineering from Texas A&M University.  Mr. Saunders worked from 1979 to 1982 in our operational area and has had several consulting engagements in our operational area since then. Mr. Saunders has participated in the drilling of over 200 directionally drilled wells starting in the 1990s.

 Delivery Commitments

The Company is not currently committed to providing a fixed and determinable quantity of oil or gas under existing contracts.

Item 3.  LEGAL PROCEEDINGS.

See Note 13 of the Notes to Consolidated Financial Statements.

Lawsuit Relating to 17.23% of Our Common Stock Shares

We have interpleaded 2,190,891 common stock shares or approximately 17.2348% of our common stock shares into Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause No. FST-CV12-6015112-S.  These are the residual common stock shares that belonged to Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Energy Partners LP. after the distribution of the partnerships shares.

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

Finally, On March 18, 2014, Gregory Imbruce, Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar, LLC, Asym Capital III LLC, Glenrose Holdings, LLC and Asym Energy Investment LLC filed a claim through the American Arbitration Association against Charles S. Henry, III, John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otierno, SOSventures LLC, Bradford Higgins, William Mahoney, Edwards M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP and named other limited partners in the partnerships as relief defendants.  Claimants seek remedies for (i) breach  of limited partnership agreements; (ii) breach of implied covenant of good faith and fair dealing; (iii) violations of the Connecticut Unfair Trade Practices Act (SOSventures, LLC only); (iv) conversion of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (v) theft of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (vi) unjust enrichment; (vii) violations of the Delaware Uniform Limited Partnership Act (Charles S. Henry III only); (viii) breach of fiduciary duty (Charles S. Henry III only); and (ix) defamation  and violation of confidentiality duty (SOSventures, LLC only).   The claimants seek declaratory and injunctive relief as to who has authority to act as general partner of the partnerships, constructive trust on our common stock shares previously distributed to limited partners in the partnerships and damages.  The arbitration hearing date is April 20, 2015.

The above-described litigation may lead to a material reallocation or change of control of up to 17.2348% of our common stock shares.  Such new shareholders may vote for a new slate of directors and may lead to a significant change of our common stock ownership structure.  Finally, tying up 17.2348% of our common stock shares in litigation will likely have a materially negative effect on our trading liquidity should we obtain an exchange listing or an over-the-counter quotation.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the consolidated financial statements and the related notes thereto in Item 8.

Market Information For The Common Stock

Holders

At March 30, 2015, there were 35 holders of record of common stock, plus we have interpleaded 2,190,891 common stock shares into the Connecticut Superior Court.

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

Subordinated Credit Facility with SOSventures, LLC

On June 3, 2014 we agreed to amend our credit agreement with SOSventures, LLC, originally entered into on July 25, 2013, providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate.  The loan under this agreement is secured by a second lien on our assets.

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

As of March 16, 2015, we have $10 million drawn against the SOSventures, LLC credit facility. In light of the December 19, 2014 notice from Independent Bank relating to the payment of interest to SOSventures, LLC, pursuant to the Intercreditors Agreement (Exhibit 10.6.2), we are accruing interest payments to SOSventures, LLC since the date of that notice.

On April 15, 2015 we entered the Second Amendment to the First Amendment and Restated Credit Agreement (Exhibit 10.6.4) and several other agreements which provided that SOSventures, LLC will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittendon Field referenced in the Independent Bank Amendment. Further, SOSventures, LLC will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittendon Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, LLC shall receive warrants to purchase 2,542,397 of our common shares for $1.00 per share with a two-year term. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

Item 6.  Selected Financial Data

The Company’s subsidiaries, ImPetro Operating LLC and ImPetro Resources LLC were formed in Delaware in January 2010.  The Company was formed in Delaware in June 2011.

	Years Ended December 31
	2014	2013
Operating Revenues	$20,172,792	$14,965,153
Income (Loss) from Continuing Operations per Share/Unit	(0.22)	(0.13)
Net Income (Loss)	(2,760,920)	(1,545,813)
Total Assets	101,803,226	84,231,186
Long-Term Obligations and Redeemable Preferred Share/Units	50,558,604	30,567,396
Cash Dividends (or Distributions) Declared per Share/Unit	--	--

Item 7.  Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Statements

This annual report includes forward-looking statements in numerous places, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Forward-looking statements include, but are not limited to, any statements regarding business strategy, estimated current and future net reserves and present values of such reserves, drilling and completion of wells including our identified locations, financial strategy, budget projections, operating results, marketing and realized prices for oil, natural gas and natural gas liquids, timing and amount of future production of oil and natural gas, availability and cost of drilling and production equipment, availability and cost of oilfield labor, the amount, nature and timing of capital expenditures, including future development costs, our ability to fund our 2015 capital expenditure budget, availability and terms of capital, development results from our identified drilling locations, property acquisitions, property development and operating costs, general economic conditions, the commodity price environment, the effectiveness and extent of our risk management activities, our insurance coverage, estimates of future potential impairments, environmental liabilities, technology, counterparty credit risk, government regulation of and tax treatment for the oil and gas industry, non-historical plans, objectives, expectations and intentions contained in this report, future revenues, future costs and expenses, earnings, earnings per share, margins, cash flows, liquidity and dividends. Important factors which may affect the actual results include, but are not limited to, the resolution of the litigation involving Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP, political developments, market and economic conditions, changes in raw material, transportation and energy costs, inflation, industry competition, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, cost of services, service and equipment providers and the ability to execute and realize the expected benefits from strategic initiatives, including revenue and reserve growth plans, mergers and acquisitions and their integration, changes in financial markets and changing legislation and regulations, including changes in tax law or tax regulations and other risks described in our “Risk Factors” section commencing on page 14 of this Report.

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

As of April 15, 2015, we owned interests in 140 producing oil and natural gas wells. We operate 115 or 82% of those wells. Our oil and natural gas production for 2014 consisted of 180,898 bbls of oil and 779,012 Mcf of gas.

We began 2014 with estimated proved reserves of 5,091 MBOE and ended the year with 6,264 MBOE.

 Strategy

We produce from operated oil and natural gas wells in the liquids rich, oil-bearing window of the Eagle Ford trend of South Texas and the nearby, oil-prone Giddings field where in combination we control 16,189 gross acres (15,880 net acres). We also completed a transaction to acquire acreage in West Texas, which we call the Crittendon Field and where we control 5,160 gross acres (2,759 net acres). In addition, we have material non-operated working interests in producing properties and conventional prospects located throughout Logan and McClain counties in Oklahoma, which account for 5,055 gross acres (1,229 net acres). The combined reserve base and net production are each over 70% oil-weighted and are currently approximately 82% held by production.

Our total proved reserves, based on our January 1, 2015 independent reserve estimate report, were 5,788 MBOE, consisting of 10,771 MMcf of natural gas, 3,993 Mbbl of oil. The PV-10 of our proved reserves at January 1, 2015 was $128.4 million based on the average of the beginning of each month prices through December 2014 of $95.28 per Bbl for oil and condensate and $4.36 per MMBtu for natural.  At January 1, 2015, 23% of our estimated proved reserves were proved developed reserves and 69% of our estimated proved reserves were oil and condensate.  Our average daily production for the year ending December 31, 2014 was 990 BOE per day.

PV-10 estimated proved reserves is a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K and is defined on page 32 of this annual report. Reconciliation to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows) is found in the table on page 33 of this annual report.  We believe that PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies.

At January 1, 2015, based on the reserves estimated by our independent reservoir engineers, we had 5,788 MBOE of estimated proved reserves with a PV-10 of $128.4 million. At January 1, 2015, 23% of our estimated proved reserves were proved developed reserves and 69% of our estimated proved reserves were oil and condensate. We grew our average daily production 76% from 563 BOE per day at year-end 2013 to 990 BOE per day at year-end 2014.

As part of this strategy, we focus on the following areas:

Bigfoot - Texas

We control about 3,000 gross acres across Frio and Atascosa counties in southern Texas, comprising less than 1% of our total proved reserves.

 Giddings – Bastrop - Texas

Giddings is our largest acreage position with just over 13,000 gross acres located within the Eagle Ford trend.  Our acreage is spread across Bastrop, Burleson, Brazos, Fayette, Lee, and Gonzales counties.  From a reserve perspective, Giddings comprises the largest portion of our total proved reserves at 72%.

Logan County - Oklahoma

Our non-operated working interests are located in Oklahoma, spread across Logan, Kingfisher, and McClain counties. Our position consists of just over 5,000 gross acres and comprises 10% of our total proved reserves.

Crittendon - Winkler County - Texas

In Winkler County we control about 5,160 gross acres. Our position comprises 17% of our total proved reserves.

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

The following table sets forth information regarding production volumes, average sales prices received and lifting costs for the periods indicated:

Production Volumes, Sales Prices and Lifting Costs

	Years Ended December 31,
	2014	2013
Production:
Natural gas-Mcf (1)	779,012	507,321
Crude oil-bbl (2)	180,898	126,845

Average Sales Prices:
Natural gas (1)	$4.97	$5.31
Crude oil (2)	90.10	96.20

Lifting cost per equivalent BOE (3)	$19.80	$22.10

(1)	Natural gas production is located in Texas and Oklahoma.
(2)	Crude oil production is located in Texas and Oklahoma.
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

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Starboard’s lease operating expense for the last two years and for the year ended December 31, 2014 and 2013 on a BOE basis:

	Years Ending December 31,
	2014		2013
	Total	Per BOE	Total	Per BOE
Lease operating costs	$5,457,472	$17.56	$4,237,207	$20.04
Production taxes	$695,693	$2.24	$434,623	$2.06

Total	$6,153,165	$19.80	$4,671,830	$22.10

Lease operating expense and production taxes from continuing operations for the year ended December 31, 2014 totaled $6,153,165 versus $4,671,830 for the year ended December 31, 2013. This translated to a decrease of $2.30/BOE on a volume basis. This reduction reflects Starboard’s increased drilling and production activities.

Results of Operations

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Total Revenues. Total revenues increased $5,207,639 to $20,172,792 for 2014 from $14,965,153 for 2013, driven primarily by increased oil and natural gas production from existing reserves and our acquisition of the Crittenden Field properties.

Oil and Gas Production. Total natural gas and oil production for 2014 consisted of 779,012 Mcf of natural gas and 180,898 bbls of oil, as compared to total natural gas and oil production for 2013, which consisted of 507,321 Mcf of natural gas and 126,845 bbls of oil due to increased drilling and the Crittendon Field acquisition.

Our average sales price received for natural gas decreased to $4.97 per Mcf in 2014 from $5.31 per Mcf in 2013. Our average sales price received for oil decreased to $90.10 per bbl in 2014 from $96.20 per bbl in 2013. Changes in natural gas and oil prices can significantly impact our natural gas and oil sales and related cash flows. Natural gas prices have increased slightly over the past two to three years. A continuation of lower prices may materially adversely affect the sales prices we receive and our revenues and cash flow.

Costs and Expenses. Total costs and expenses (excluding depreciation and depletion) increased $2,676,875 to $11,416,872 for 2014 from $8,739,997 for 2013, due generally to increased production expenses. Lease operating expenses increased $1,220,265 to $5,457,472 for 2014 from $4,237,207 for 2013, due primarily to increased production activity and the acquisition of the Crittenden Field properties. General and administrative expenses increased $789,663 to $3,876,698 for 2014 from $3,087,035 for 2013, due primarily to fees charged in connection with increased staffing due to greater drilling activity. Depletion, depreciation and amortization expense increased $3,703,785 to $10,140,152 for 2014 from $6,436,367 for 2013, due primarily to increased depletion expenses associated with new property acquisitions. Impairment of oil and gas properties for 2014 was $4,428,378 and $0 for 2013.

Net Income (Loss). Net income (loss) was ($3,062,847) or ($0.25) per diluted common share, for 2014 as compared to ($1,545,815) or ($0.13) per diluted common share, for 2013. The increase in net loss was attributable primarily to a decrease in deferred income taxes.

Other Income (Expenses) Total other income (expenses) increased $2,599,184 to $1,625,466 in 2014, where increased interest expense (which increased by $2,030,939 from 2013 to $2,617,481) was offset by gains on asset sales ($2,115,967) and derivative contracts (which increased income by $2,089,151 from 2013 to $2,065,998).

In 2014, we invested $34.8 million in oil and gas properties. We produced 310,733 BOE during the year.

Capital Costs ($000):	Year Ended 2014	Year Ended 2013
Acquisitions	$17,671		$--
Exploration and Development	17,163		15,928
Total CAPEX before asset retirement obligations	34,834		15,928
Asset retirement obligation costs	--		42
Total CAPEX	$34,834		$15,970

Asset retirement obligation (non-cash)	$849	$

Proved Reserves (MBOE):
Beginning	5,091		5,072
Production	(311)		(211)
Purchases	1,433		--
Sale of reserves	(139)		--
Discoveries and extensions	614		656
Revisions	(900)		(427)

Ending reserves	5,788		5,091

Reserve additions before revisions (BOE)	1,597		445
Reserve additions after revisions (BOE)	697		18

The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations, bank debt and equity offerings as discussed below in Liquidity and Capital Resources.

Oil and Gas Production

Year-over-year production increased from 211,399 BOE for the year ended December 31, 2013 to 310,733 BOE for the year ended December 31, 2014. This increase was due to increased crude oil and natural gas production from the acquisition of 16 oil and gas wells from the Crittendon properties as well as the drilling of 10 gross (3.8 net) new wells in 2014. The following table reflects the increase (decrease) in oil and gas sales revenue due to changes in price and volume:

	Years Ended December 31,
	2014	2013
Production:
Natural gas-Mcf	779,012	507,321
Crude oil-bbl	180,898	126,845

Average Sales Prices:
Natural gas	$4.97	$5.31
Crude oil	90.10	96.20
_____________________

Revenues

Revenues from continuing operations for the year ended December 31, 2014 totaled $20,172,792 as compared to $14,965,153 for the year ended December 31, 2013 representing a $5,207,639 increase. Production volumes for the year ended December 31, 2014 were year 180,898 bbls of oil and 779,012 Mcf of natural gas or 310,733 BOE. This compares to 126,845 bbls of oil and 507,321 Mcf of natural gas or 211,399 BOE for the year ended December 31, 2013 representing a 99,335 BOE increase in production.  For the year ended December 31, 2014, the average sales price per barrel of oil was $90.10 and $4.97 per Mcf for natural gas as compared to $96.20 per barrel and $5.31 per Mcf, respectively for the year ended December 31, 2013. These results indicate that the increase in revenue is primarily attributable to increased production volumes and offset by weaker commodity prices.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Starboard’s lease operating expense for the last two years ended December 31, 2014 and 2013 on a BOE basis:

	Years Ending December 31,
	2014		2013
	Total	Per BOE	Total	Per BOE
Leasing operating costs	$5,457,472	$17.56	$4,237,207	$20.04
Production taxes	$695,693	$2.24	$434,623	$2.06

Total	$6,153,165	$19.80	$4,671,830	$22.10

Lease operating expense and production taxes from continuing operations for the year ended December 31, 2014 totaled $6,153,165 versus $4,671,830 for the year ended December 31, 2013. This translated to a decrease of $2.30/BOE on a volume basis. This decrease reflects Starboard’s increased drilling activity.

 Accretion of asset retirement obligation

Accretion expense for the asset retirement obligations increased by $160,020 for the year ending December 31, 2014 compared to the year ended December 31, 2013.  This increase is primarily the result of the additional wells..

Depletion, depreciation and amortization (DD&A)

For the year ended December 31, 2014, the Company recorded DD&A expense of $10,140,152 ($32.63/BOE) compared to $6,436,367 ($30.45/BOE) for the year ended December 31, 2013 representing an increase of $1.13. This increase reflects the impact of the depletion expenses associated with new property acquisitions on the balance sheet.

General and administrative expense (G&A expense)

G&A expense for the year ended December 31, 2014 increased $789,663 from the year ended December 31, 2014 to $3,876,698. The increase was due primarily to fees charged in connection with increased staffing due to greater drilling activity.

 Bank Credit Facility

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016.  As of September 30, 2014, our borrowing base was $23.5 million.  The outstanding borrowings bear interest at a rate that is currently based on the prime plus 0.0% with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  As of December 31, 2014 we have borrowed approximately $22.5 million on the credit facility.

On March 26, 2014, we entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund our development and acquisition of oil and natural gas properties.  The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the credit facility with Independent Bank.  The term loan agreement is Exhibit 10.9 to this annual report.

The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate,” plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

On December 19, 2014, counsel for Independent Bank, provider of our bank credit facility, transmitted a letter stating that:

Based on information which the Borrower has provided the Lender, the Lender believes that the Borrower has made payments in violation of Section 7.6.4 of the Credit Agreement.  Additionally, based on such information, the Lender believes the Borrower has violated Section 7.2.3 of the Credit Agreement.  As a consequence of the foregoing, one of more Events of Default exist under the Credit Agreement.  The Lender hereby demands that the Borrower cease making payments in violation of Section 7.6.4 and obtain a return of funds wrongfully paid.

The letter references interest payments made to SOSventures, LLC under out subordinated credit facility.  As of the date of the notice from Independent Bank we had made interest payments of $1,239,722 to SOSventures, LLC.

          The letter also requested that counsel for Independent Bank be provided the name and address of counsel for Starboard Resources, Inc. that will be representing it in the matter.  The Independent Bank Credit Agreement is Exhibit 10.5.01 to this annual report.  Section 7.6.4 of the Credit Agreement relates to payments of principal and interest on a subordinated credit facility to SOSventures, LLC and Section 7.2.3 contains notice provisions.  We reported this notice in our Form 8-K filed December 23, 2014.

         On April 15, 2015 we entered into the Fourth Amendment to the Credit Agreement with Independent Bank (“Amendment”), a copy of which is Exhibit 10.5.15. The agreement provides that the borrowing base is $21,750,000 as of the date of the Amendment that will be reduced by $250,000 per month before September 1, 2015 and $350,000 per month thereafter, unless re-determined after 150 days from the date of the Amendment. The Company is obligated to provide Independent Bank an engineering report acceptable to the Bank before September 1, 2015 showing proven and producing and proven undeveloped oil and gas reserves, discounted present value of future net income for the Company’s oil and gas properties as of September 1, 2015, projections of annual rate of production, gross income and net income relating to these reserves and take-or-pay, prepayment and gas balancing obligations. Forrest Garb & Associates is deemed to be acceptable to the Bank for an engineering report.

The Amendment resolves the matters addressed in the December 19, 2014 letter from Independent Bank’s counsel referenced above.

The Amendment also allows the assignment of an overriding royalty interest as stated in the related amendment to the Intercreditors’ Agreement between Independent Bank, the Company and SOSventures, LLC.

The Company is obligated to commence drilling a well in the Crittendon Field within 45 days of the date of the Amendment and a second well in the Crittendon Field within 90 days of the date of the Amendment.

The Amendment includes a suspension of Independent Bank’s rights to exercise its remedies prior to 150 days after the Amendment caused solely by the occurrence of a borrowing base deficiency. It also includes a suspension of Independent Bank’s obligation to extend loans, letters of credit or renewals or extensions of letters of credit agreement under the Credit Agreement for 150 days after the date of the Amendment.

The Amendment further provides that the Company will be required execute and maintain crude oil hedges on a minimum of 80.0% of Projected Production on a rolling 20 months basis.  The table below details the Borrower’s existing and required crude hedges through 2016.

The Company is also obligated to repay its term loan at closing with both principal and interest, repay the note principal to reduce the note to no more than the borrowing base, including the repayment of interest, pay certain fees, deposit $5,000,000 into a special account and deliver a commitment letter from SOSventures to provide an additional $2,000,000 of availability under the Subordinated credit facility with SOSventures, LLC for drilling capital.

Bank Term Loan

On March 26, 2014, we entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% per annum.  The agreement was obtained to fund the development of our acquisition of oil and natural gas properties.  The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.  The term loan agreement is Exhibit 10.9 to this annual report.

The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate”, plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

    As of April 15, 2015, we anticipate that this term loan will be paid back, in large part, from the capital received under the Second Amendment to the First Amendment and Restated Credit Agreement with SOSventures, LLC.

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

As of March 16, 2015, with accrued and unpaid interest we have $10.6 million drawn against the SOSventures, LLC credit facility. In light of the December 19, 2014 notice from Independent Bank relating to the payment of interest to SOSventures, LLC, pursuant to the Intercreditors Agreement (Exhibit 10.6.2), we are accruing interest payments to SOSventures, LLC.

On April 15, 2015 we entered the Second Amendment to the First Amendment and Restated Credit Agreement (Exhibit 10.6.4) and several other agreements which provided that SOSventures, LLC will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittendon Field referenced in the Independent Bank Amendment. Further, SOSventures, LLC will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittendon Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, LLC shall receive warrants to purchase 2,542,397 of our common shares for $1.00 per share with a two-year term. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

 Hedging Activities

Our current hedge position consists of put options. These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instrument, which we use entirely to hedge our production and do not enter into for speculative purposes.

At January 1, 2015, we had the following open crude oil derivative contracts:

			January 1, 2015
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price
January 2015 – October 2015	Put	Crude Oil	5,000			77.00 – 80.00
November 2015 – December 2015	Put	Crude Oil	2,800			80.00
January 2015 – December 2015	Put	Crude Oil	4,000			70.00
January 2016 – March 2016	Put	Crude Oil	1,500			75.00

Liquidity and Capital Resources

During fiscal 2014 compared to fiscal 2013, net cash flow provided by operating activities declined by $5,837,180 to $5,324,563. This decline was primarily attributable to the repayment of accounts payable.

Our current assets were $7,958,793 on December 31, 2014. Cash on hand comprised approximately $3,574,427. This compared to cash on hand of $5,794,417 at December 31, 2013. Accounts payable decreased from $9,484,861 at December 31, 2013 to $5,758,605 at December 31, 2014 as a result of the asset sale in Oklahoma.

   The consolidated financial statements continue to reflect a much increased but ongoing drilling and acquisition program which amounted to $34,749,337 during 2014. Our capital program is designed to increase production through exploration and workovers within our fields and through joint venture programs. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements and reduce risk dollars expended. This represents an increase of $17,023,663 from our capital investment in 2013.

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

Our 2015 capital budget is primarily focused on the development of existing core areas through exploitation and development. We expect to fund our 2015 capital budget with a mix of cash flows from operations, borrowing from our revolving bank facility, advances under out subordinated credit facility with SOSventures, LLC and the participation of minority interest owners in new wells. The exact amount of capital spending for 2015 will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. We may also modify our capital budget based on available capital from our bank facility, our ability to sell a minority interest in new wells and our ability to raise third party financing. In addition, we have offered participations in our drilling program to industry partners over this time frame, further reducing our capital requirements. If necessary, we may also access capital through proceeds from potential asset dispositions, borrowings under our senior secured revolving credit facility and the future issuance of debt and/or equity securities. We expect our 2015 capital budget to be $10 - $12 million. We spent approximately $0.5 million of our capital budget between January 1, 2015 and March 1, 2015.

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

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2014:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:			(in thousands)
Principal debt payments	$35,437	$2,333	$33,104	$0	$—
Office lease	715	170	530	15	—

Total	$36,152	$2,502	$33,635	$15	$—

Sources and Uses of Funds

Cash flow from operations is a significant source of liquidity. We generate our operating cash flow primarily from the sale of oil and natural gas.  This operating cashflow is generally attributable to working interests owned and held directly by us in wells on producing oil and gas properties (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil) and carried working interests in such wells (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as overriding royalty interests and reversionary interests (which may generate additional monthly revenue and cash flow to the extent such wells produce natural gas and oil).

Cash and cash equivalents totaled $3,574,427 as of December 31, 2014, as compared to $5,794,417 as of December 31, 2013.  Cash provided by (used in) operating activities was $6,560,221 for the year ended December 31, 2014, compared to $11,161,743 for the year ended December 31, 2013.

    Changes in cash flows from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as impairments of assets, depreciation, depletion and amortization and deferred income taxes. For example, changes in production volumes and market prices for natural gas and oil directly impact the level of our cash flow from operations. See the discussion under "Results of Operations."

    We use cash flows from operations to fund expenditures related to our exploration, development and acquisition of natural gas and oil properties. We use cash provided by our oil and natural gas sales. We have historically obtained most of the capital to fund expenditures related to oil and natural gas production from a combination of operating cash flow and borrowing on our bank facility.

Net cash provided by financing activities was $22,660,960 for the year ended December 31, 2013, compared to $7,972,584 for the year ended December 31, 2012. These financing activities primarily reflect borrowing on our bank facility as well as the second lien facility and the term loan.

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

    As of December 31, 2014, we had a working capital deficit of $1,520,192, which consisted of $7,925,457 of current assets offset by $9,445,649 of current liabilities. Current assets as of December 31, 2014 included cash of $3,574,427 and accounts receivable of $2,368,294. Current liabilities as of December 31, 2014 included accounts payable and accrued liabilities of $5,835,145 and revenue payable of $828,924. Included in the current liabilities is Independent Bank term note of $2,332,465 as of December 31, 2015. This note will be paid off as part of the April 15, 2015 Amendment to the SOSventures, LLC Credit Facility.

    Our current credit facility is with Independent Bank (See Exhibits 10.5.1 through 10.5.14). The $100 million secured facility has a current borrowing base of $23.5 million, matures in 2016, and has a prime variable interest rate with a 4.0% floor. We have $22.5 million drawn on the facility at December 31, 2013.

On June 3, 2014 we agreed to amend our credit agreement with SOSventures, LLC, originally entered into on July 25, 2013, providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate.  The loan under this agreement is secured by a second lien on our assets. The credit agreement and the related intercreditor agreement are attached as Exhibits 10.6.1 and 10.6.2.  On March 26, 2012 we drew down the full amount of the credit facility to finance an acquisition.

On March 26, 2014, we entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% per annum.  The agreement was obtained to fund the development of our acquisition of oil and natural gas properties.  The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement. The term loan agreement is Exhibit 10.9 to this annual report.

    On April 15, 2015 we entered the Second Amendment to the First Amendment and Restated Credit Agreement (Exhibit 10.6.4) and several other agreements which provided that SOSventures, LLC will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittendon Field referenced in the Independent Bank Amendment. Further, SOSventures, LLC will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittendon Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, LLC shall receive warrants to purchase 2,542,397 of our common shares for $1.00 per share with a two-year term. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

Outlook

We believe that our future growth is dependent on our ability to continue drilling and developing our existing reserve base across our core areas in Texas and Oklahoma.  As of March 16, 2014, we have spent approximately $0.5 million of our 2015 capital expense budget.  For the full year 2015 we estimate our capital expense will be in the range of $10 - $12 million but may adjust that downward if capital is not available or increase that amount if we acquire additional capital.  As we continue to drill and produce from our existing reserve base, we expect our unit costs to decline as our production increases. To further grow our revenues, we also expect to actively pursue an acquisition strategy that will focus on our core areas in Texas and Oklahoma.

    As of April 15, 2015, we have entered an agreement in which the outstanding balance of $21,750,000 on our Independent Bank credit facility (the full borrowing base) reduced by $250,000 per month before September 1, 2015 and $350,000 per month thereafter, unless re-determined after 150 days from the date of the Amendment. The agreements with Independent Bank and SOSventures, LLC as of April 15, 2015 will also result in paying off the Independent Bank term loan. We also borrowed the $10,000,000 SOSventures, LLC subordinated credited agreement to finance our acquisition and have an outstanding balance and another $3 million from SOSventures in connection with our April 15, 2015 agreements with Independent Bank and SOSventures, LLC that resultedin the payment of the Independent Bank term loan.  These agreements also resulted in receiving a financial commitment from SOSventures, LLC to allow the Company to drill two wells on its Crittenden Field properties.

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

Impairments

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value.  For the years ended December 31, 2014 and 2013, the Company’s impairment charges were approximately $4,428,378, and $0, respectively.

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

Goodwill

At December 31, 2014 and December 31, 2013 the Company had goodwill of $959,681.

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

Pricing mechanism for oil and gas reserves estimation

        The SEC's rules require reserve estimates to be calculated using a 12-month average price. Price changes can still be incorporated to the extent defined by contractual arrangements.

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

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs at year-end. The benchmark oil and gas prices used are the preceding 12-month averages of the first-day-of-the month spot prices posted for the WTI oil and Henry Hub natural gas.  Oil prices are based on a benchmark price of $95.28 per barrel and have been adjusted by lease for gravity, transportation fees, and regional price differentials.  Gas prices per thousand cubic feet are based on a benchmark price of $4.36 per million British thermal units and have been adjusted by lease for Btu content, transportation fees, and regional price differentials.  The adjustments are based on the differential between historic oil and gas sales and the corresponding benchmark price.  While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil prices.

Unproved reserves

The SEC’s rules permit disclosure of probable and possible reserves and provide definitions of probable reserves and possible reserves. Disclosure of probable and possible reserves is optional. We have chosen not to disclose probable and possible reserves.

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

We currently use put options to manage risks related to changes in oil and natural gas prices.  Our hedging program has a target of hedging at least 50% of our production.  The following table sets forth the summary position of our derivative contracts as of March 1, 2014:

			January 1, 2015
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price
January 2015 – October 2015	Put	Crude Oil	5,000			77.00 – 80.00
November 2015 – December 2015	Put	Crude Oil	2,800			80.00
January 2015 – December 2015	Put	Crude Oil	4,000			70.00
January 2016 – March 2016	Put	Crude Oil	1,500			75.00

Our put options were included as a current and long-term asset in our financial statements dated December 31, 2014 in the amount of $1,799,422. Further information about the fair value measurement of our options may be found in Note 1 to our Financial Statements included in this report.

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

Impact of Inflation. Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the year ended December 31, 2014. But, the drop in oil and gas prices did affect our 2014 financial results and we anticipate a material impact from lower oil and gas prices in 2015.

Although the impact of inflation has been generally insignificant in recent years, it is still a factor in the United States economy and while not a current condition, we tend to specifically experience inflationary pressure on the cost of oilfield services and equipment with increases in oil and natural gas prices and with increases in drilling activity in our areas of operations. The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel, including hydraulic fracturing equipment and personnel, could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our financial condition, results of operations and cash flows.
.
Item 8.  Financial Statements and Supplementary Data.

Starboard Resources, Inc.’s consolidated financial statements for the fiscal year ended December 31, 2014 and the fiscal year ended December 31, 2013 are attached beginning on page F-1.

PART III

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We engaged Rothstein Kass on June 5, 2013, to audit our financial statements for the year ending December 31, 2013. In 2014 KPMG LLP acquired certain assets of Rothstein Kass. We engaged KPMG to audit our 2014 financial statements on July 31, 2014.

We have not consulted Rothstein Kass or KPMG LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements. Further, no written report was provided to the registrant or oral advice was provided that Rothstein Kass or KPMG concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, we have not consulted Rothstein Kass or KPMG LLP regarding disagreements with a former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or a reportable event under SEC Regulation S-K Item 304(a)(1)(v).

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

The Company’s Chief Executive Officer and Chief Accounting Officer evaluated the Company’s disclosure controls and procedures as of December 31, 2014. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Disclosure controls and procedures. As of December 31, 2014, the Company was obligated to be a reporting company and file periodic or current reports with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934.  Thus, the Company must assess its disclosure controls and procedures in connection with its presentation of its information for the year ending December 31, 2014, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, which is presented in this Form 10-K.  The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Accounting Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.

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

    Further, while preparing this annual report, we identified an additional material weakness in the preparation of the reserve report for December 31, 2014. Specifically, an impairment of our reserves relates to the adoption of our development plan for our undeveloped oil and gas reserves which, for the purpose of booking such undeveloped reserves, must show that such reserves are scheduled to be drilled within five years under SEC Regulation S-X Rule 4-10(a)(31)(ii). We identified the impairment amount at $4,428,378 which has a material impact on our financial statements. This impairment is connected with the impact of lower oil and gas prices in the amount of capital available for the development plan.

    Moreover, on September 15, 2014, the Company's Chief Financial Officer informed the Company he was resigning, effective immediately. The open Chief Financial Officer position led to an insufficient number of experienced personnel to provide reasonable assurance that transactions are being recorded as necessary to ensure timely preparation of financial statements in accordance with GAAP, including the preparation of these interim financial statements. Management is in the process of evaluating various remedial actions relating to this material weakness, including hiring a new Chief Financial Officer. In the interim, management has hired a national accounting firm to serve as a technical resource during the financial statement close process and as needed until a qualified Chief Financial Officer is hired.

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

The deferred tax matter relates to the Company using the incorrect tax basis for certain assets and liabilities as well as understating the net operating loss deferred tax asset.  These errors relate to year ended December 31, 2013 and impacted the three and nine months ended September 30, 2013.  We have made adjustments for these errors as stated in our financial statements. We have also hired an outside national accounting firm to consult on deferred tax matters.

    The Company's accounting staff will be trained on the limits of capital available for five year development plans under SEC Regulation S-X Rule 4-10(a) (31)(ii) and we will add this issue as an item to review with petroleum engineers used for reserve estimates. But, the conditions that led to the material weakness, including the lack of a Chief Financial Officer, remain.

Changes in control over financial reporting. In the three months ending December 31, 2014 there have no changes in control over financial reporting that will have a material impact in control over financial reporting except as reported above.

Item 9B. Other Information

Entry into Material Definitive Agreements

The Company has entered into the Fourth Amendment to the Credit Agreement with Independent Bank (Exhibit 10.5.15), the Second Amendment to the Credit Agreement with SOSventures, LLC (Exhibit 10.6.4) and the related Intercreditor Agreement amendment (Exhibit 10.6.5).  These are material definitive agreements.  These agreements are further described in Item 7 herein relating to Management’s Discussion and Analysis or Plan of Operations.

Unregistered Sales of Equity Securities

In connection with the Second Amendment to our Credit Agreement with SOSventures, LLC, SOSventures, LLC will be issued warrants to purchase up to 2,542,397 of our common stock common stock shares at $1.00 per share with a two year term. If fully purchased, 2,542,397 common stock shares would equal 20% of our currently outstanding common stock.

Material Impairments

We are reporting an impairment of $4,428,378, which is material. The impairment was recently determined in conjunction with the preparation of the financial statements included with this Form 10-K.  The Company reported a material weakness in its internal controls in connection with its accounting for this material impairment further described in Item 9A herein.

Changes in Control of Registrant

SOSventures, LLC is part of a group that currently owns approximately 38% of our Company stock.  As described above, SOSventures, LLC now has warrants that could allow it to purchase a controlling interest in the Company.

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our executive officers shall serve until his successor is elected and qualified. Each member of our board of directors serves until the next annual meeting of stockholders unless removed for breaches of director duties under our By-laws. The directors listed below were appointed in connection with the adoption of our Amended and Restated Limited Liability Company Operating Agreement dated January 20, 2012 and will serve until our next annual meeting or until their earlier resignation.

Name	Age	Position
Michael Pawelek (1)	56	Chief Executive Officer and Director
Edward Shaw	52	Chief Operating Officer
Kim Vo	42	Chief Accounting Officer
Bill Liao (1)	47	Director and Chairman of Board of Directors
Charles S. Henry, III (1)	46	Director
Peter Benz(1)	54	Director
Craig Dermody (1)	56	Director
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

Charles S. Henry III became a Director of our Company on January 20, 2012. Since August 2007 Mr. Henry has been a Senior Geological Advisor for the Gulf of Mexico for Energy XXI (Bermuda) Limited. (NASDAQ: EXXI).  Energy XXI’s oil and gas operations focus on South Louisiana and the Gulf of Mexico and do not overlap with our oil and gas operations onshore in Texas and Oklahoma. From 2006 to 2007 Mr. Henry worked as a Senior Asset Geoscientist for Energy Partners, Ltd. focusing on South Louisiana exploration.  From 2002 to 2006 Mr. Henry was a Senior Geologist for Domination Exploration & Production, Inc. focusing on South Louisiana exploration.  Mr. Henry has a B.S in Geology from Louisiana State University, a M.S. in Geology from the University of New Orleans and a M.B.A. from Tulane University.  As a result of these professional experiences and academic training, Mr. Henry possesses particular knowledge and experience in understanding and advising on geological and oil and gas issues involving our current and accretive oil and gas properties that strengthen the board’s collective qualifications, skills, and experience.  Mr. Henry serves on our Compensation Committee.

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

Peter Benz became a Director of our Company on January 20, 2012. Mr. Benz serves as the Chairman and Chief Executive Officer of Viking Asset Management, LLC and is a member of its Investment Committee. He has been affiliated with Viking Asset Management, LLC since 2001.  His responsibilities include assuring a steady flow of candidate deals, making asset allocation and risk management decisions and overseeing all business and investment operations. He has more than 25 years of experience specializing in investment banking and corporate advisory services for small growth companies in the areas of financing, merger/acquisition, funding strategy and general corporate development. Prior to founding Viking in 2001, Mr. Benz founded Bi Coastal Consulting Company where he advised hundreds of companies regarding private placements, initial public offerings, secondary public offerings and acquisitions. He has founded three public companies and served as a director for four other public companies. Prior to founding Bi Coastal Consulting, Mr. Benz was responsible for private placements and investment banking activities at Gilford Securities in New York, NY. Mr. Benz became a director of usell.com, Inc. (“USEL”) on May 15, 2014.  Mr. Benz is a graduate of Notre Dame University. As a result of these professional experiences, Mr. Benz possesses particular knowledge and experience in developing companies and capital markets that strengthen the board’s collective qualifications, skills, and experience.  Mr. Benz serves on our Audit Committee.

Craig Dermody became a Director of our Company on May 20, 2012. Mr. Dermody brings over 30 years of experience in the institutional investment securities industry. Mr. Dermody is currently a partner with Johnson Rice & Co. LLC, an energy investment banking securities   firm  Mr. Dermody has been employed by Johnson Rice since 1994. Prior to Johnson Rice, he was a Sr. Vice President with Prudential Securities and a Sr. Vice President with Howard Weil Labouisse Friedrichs, where he began his career in 1981. He served on the Board of Directors of Halter Environmental, a company focused on oil spill recovery vessels from 1990-1991. Mr. Dermody received his BS from Southeastern Louisiana University. As a result of these professional experiences, Mr. Dermody possesses particular knowledge and experience in developing companies and capital markets that strengthen the board’s collective qualifications, skills, and experience.  Mr. Dermody serves on our Audit Committee and Compensation Committee.

Consent requirements for material Company actions before we obtain an exchange listing

 We have yet to apply for a listing on a national securities exchange.  Under Section 6 of the put option waiver agreement attached as Exhibit 4.3, until such time as we obtain a listing on a national securities exchange, we are required to obtain the consent of the Longview Marquis Master Fund, L.P., LMIF Investments, LLC and SMF Investments, LLC to take any of the following actions:

a. consummate a sale of the equity securities of the Company to the extent that the valuation of all equity securities of the Company at the time of such sale is more than thirty percent (30%) below the then present value of our estimated proved future oil and gas net revenues calculated at an annual discount rate of ten percent (10%);

b. issue, or authorize the issuance of, any class of equity security that is not identical to the class of equity securities held by Longview Marquis Master Fund, L.P., LMIF Investments, LLC and SMF Investments, LLC ;

c. issue any equity securities without providing preemptive rights to Longview Marquis Master Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC and Summerline Capital Partners, LLC as will enable them to maintain, post-issuance, their percentage equity ownership of the Company owned pre-issuance (these shareholders own approximately 17.72% of our common stock);

d. amend, modify or waive any provision of our certificate of incorporation or bylaws; or

e. sell all or substantially all of the assets of the Company or its subsidiaries.

PROMOTER

Gregory Imbruce, acting alone or in conjunction with one or more other persons, directly or indirectly took initiative in founding and organizing Starboard Resources LLC in June 2011.  Thus Mr. Imbruce is defined as a “Promoter” under SEC Rule 405.  Mr. Imbruce was our director from its founding to April 2012.  Mr. Imbruce is the founder and Managing Director of Asym Energy Investments, LLC, formed in 2009, and related business entities.  On March 7, 2012 the FINRA National Adjudicatory Council found that Mr. Imbruce “violated Exchange Act Rule 105 and NASD Rule 2110” because he “purchased securities in a secondary public offering from a participating underwriter, after he sold the subject securities short during the restricted period.”  The National Adjudicatory Council fined Mr. Imbruce $5,000 and imposed a ten business day suspension.  On July 18, 2012 Mr. Imbruce was named a defendant in Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause Nos. FST-CV-12-5013927-S and FST-CV-12-6014987-S, styled Charles Henry III, Ahmed Ammar, John P. Vaile as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, LLC, Bradford Higgins, William Mahoney, Robert J. Conrads, Edward M. Conrads, William F. Pettinati, Jr. individually and derivatively on behalf of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund LP v. Gregory Imbruce, Giddings Investments LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC, Asym Capital III LLC, Starboard Resources, Inc., Glenrose Holdings LLC and Asym Energy Investments LLC.  This lawsuit was originally filed on July 18, 2012.  The Plaintiffs allege fiduciary duty breaches, conversion, civil theft, violations of Connecticut Unfair Trade Practices Act, unjust enrichment, common law fraud, negligence, fraudulent conveyance and civil conspiracy and seek damages, injunctive relief, a constructive trust and an accounting.  These allegations focus on the issuance of 550,000 Starboard Resources LLC Units to “Giddings Investments, LLC.”  The allegations claim that this issuance was derived from the conversion of participation rights in Company wells that belong to Giddings Oil & Gas LP.  The lawsuit makes several other claims of breaches of duties by Defendants in connection with Defendants or their affiliates serving as general partners of Giddings Oil & Gas LP, Asym Energy Fund III LP, and Hunton Oil Partners LP.  Mr. Imbruce denies the allegations.

On August 27, 2014 the Connecticut Banking Commissioner issued a Consent Order against Gregory Imbruce, Hunton Oil Partners LP, Hunton Oil Genpar LLC, Giddings Oil & Gas LP, Giddings Genpar LLC, Asym Energy Fund III LP and Asym Capital III LP in Docket No. CF-13-8064-S (“Order”).  The Consent Order stated that Imbruce and other respondents acknowledged and neither admitted nor denied the Connecticut Securities and Business Investments Division’s allegations in previous filings and agreed not to take any action or make or permit to be made any public statement denying those allegations, but the Consent Order does not affect positions taken in litigations, arbitrations and legal proceedings to which the Connecticut Banking Commissioner is not a party.  The Consent Order orders Imbruce and the other respondents to cease and desist engaging in conduct that would constitute a violation of the following provisions:

1)	violated Section 36b-6(c)(1) of the Connecticut Securities Act relating to acting as an unregistered adviser;
2)	violated Section 36b-6(c)(2) of the Connecticut Securities Act relating to acting as an unregistered investment adviser agent;
3)	violated Section 36b-6(c)(3) of the Connecticut Securities Act relating to engaging an unregistered investment adviser agent;
4)	violated Section 36b-4(a) of the Connecticut Securities Act relating to committing fraud in connection with the offer and sale of securities; and
5)	violated Section 36b-23 of the Connecticut Securities Act relating to making a misleading statement to the Connecticut Department of Banking Division of Securities (Imbruce only).

The Section 36b-4(a) order is a disqualifying event under SEC Rule 506(d). The Consent Order includes a waiver of this and other disqualifications as a result of this event.

Mr. Imbruce was ordered to pay an administrative fine of $75,000.

Indemnification Claim

In a letter dated January 20, 2015, Mr. Imbruce, through his counsel, demanded indemnification and advancement under Delaware law in the above-referenced litigation and arbitration under Section 4.6 of the Amended and Restated Limited Liability Company Operating Agreement of Starboard Resources LLC dated January 20, 2012 and contemporaneously made a litigation hold demand.  We have denied the claim acting through our Delaware counsel. Among other things, noting that the litigation and arbitration involved claims against Imbruce as a control person of the general partners (and managers of the general partners of Hunton Oil Partners LP, Giddings Oil & Gas LP and Asym Energy Fund III LP by claimants acting in their capacity as limited partners of Hunton Oil Partners LP, Giddings Oil & Gas LP and Asym Energy Fund III LP.

Going Public Delay Fee

Under the Securities Purchase and Exchange Agreement dated June 10, 2011, if we failed to go public by reverse merger with a public company or through obtaining an effective Form 10 registration statement under the Securities Exchange Act of 1934 by December 2011, we were obligated to pay or accrue $60,715 per month to the parties to the Securities Purchase and Exchange Agreement.  The going public delay fee ceased accruing on August 6, 2013.  Our financial statements for the year ended December 31, 2014 showed an accrued liability for this fee in the amount of approximately $738,104.  Of this amount $193,313 was accrued to Giddings Investments, LLC a business entity controlled by Gregory Imbruce. The beneficiaries of these payments is disputed by the Plaintiffs in Henry v. Imbruce.

Overriding Royalty Interests Transactions

Before the formation of Starboard Resources, Inc. or its current subsidiary, ImPetro Resources, LLC, Summerview Marquis Fund, L.P. and Longview Marquis Master Fund, L.P. provided financing to South Texas Oil Company.  As part of that financing, Summerview Marquis Fund, L.P. and Longview Marquis Master Fund, L.P. received an assignment of certain overriding royalty interests in the South Texas Oil Company properties in Atascosa, Bastrop, Brazos, Burleson, Fayette, Frio, Gonzales and Lee County, Texas.

In 2009 South Texas Oil Company filed a Chapter 11 bankruptcy and received debtor-in-possession financing from Giddings Oil & Gas LP.  In February 2010 the bankruptcy court accepted a credit bid from Summerview Marquis Fund, L.P. and Longview Marquis Master Fund, L.P. for the oil and gas assets of South Texas Oil Company subject to the debtor-in-possession security interest of Giddings Oil & Gas LP.

ImPetro Resources LLC was formed in Delaware on January 21, 2010 to provide a vehicle to own and operate these South Texas Oil Company assets.  The formation agreements from February and March 2010 as to the equity and debt of ImPetro Resources LLC are described below in our description of previous unregistered securities transactions in Item 10.  As part of these organizational transactions, Glenrose Holdings LLC, an affiliate of the general partner of Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP, received an allocation of overriding royalty interests in the oil and gas properties in Atascosa, Bastrop, Brazos, Burleson, Fayette, Frio, Gonzales and Lee County, Texas.  Glenrose Holdings, LLC is a Delaware limited liability company controlled by Gregory Imbruce.

Between February 4, 2010 and June 12, 2011, ImPetro Resources LLC paid $115,769 to Glenrose Holdings LLC on the overriding royalty interests. These payments were made before we acquired ImPetro Resources LLC and its properties and are not consolidated into our financial statements.

Between June 12, 2011 and February 21, 2012, we paid $120,788 to Glenrose Holdings LLC on the overriding royalty interests. We integrated these payments into our financial statements for the relevant time periods.

In an agreement dated June 10, 2011 Summerview Marquis Fund, L.P. and Longview Master Fund, L.P. sold their overriding royalty interests to Glenrose Holdings LLC for $200,000.  After this transaction Glenrose Holdings LLC owned all the overriding royalty interests.

In an agreement dated January 20, 2012, we purchased all the overriding royalty interest from Glenrose Holdings LLC for $700,000.

Participation Rights Transaction

In 2011 Giddings Investments, LLC owned certain participation rights in oil and gas properties related to our oil and gas projects.  Giddings Investments LLC is a Delaware limited liability company controlled by Gregory Imbruce.  The limited partners of Giddings Oil & Gas LP have claimed in a lawsuit that these participation rights were paid for and were property of Giddings Oil & Gas LP and that Mr. Imbruce illegally converted this asset to Giddings Investments, LLC.  As part of the Securities Purchase and Exchange Agreement dated June 10, 2011, Giddings Investments, LLC received 550,000 limited liability company units in Starboard Resources, LLC.  These were subsequently converted into 550,000 common stock shares in June 2012 when we converted to a Delaware corporation.  Due to the dispute over the rightful ownership of the consideration provided to us for the 550,000 limited liability company units, we filed an interpleader action regarding the resulting 550,000 common stock shares in Connecticut District Court.

Management Fees and Performance Reallocation

Through June 12, 2011, the Company, on a consolidated basis with Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP, incurred a management fee calculated and payable annually in advance equal to 2.00% of the total capital commitments determined as of the beginning of each calendar quarter. Further, through June 12, 2011, generally 20% of the interest income allocated to the partners in Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP was reallocated to the partnerships’ manager, subject to certain conditions.  These manager entities were controlled by Gregory Imbruce.  As of June 12, 2011, we no longer paid a management fee or reallocated interest income to management.  The management fee was $110,000 in 2011.

Evaluation of Section 16 Compliance

   The Section 16 filings relating to the Company since it last reported its Section 16 Compliance in its Form 10-K for the year ending December 31, 2013 were timely filed except for two Forms 4 relating to stock options granted to Michael J. Pawelek and Edward Shaw filed September 11, 2014. These stock option grants were timely reported by the Company through a Form 8-K on September 4, 2014, but the follow up Forms 4 were not filed until September 11, 2014.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees.  The Code of Ethics will be posted the Company’s website at www.starboardresources.com and is referenced as Exhibit 14 to this annual report.

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

 We entered into employment contracts dated April 1, 2012 with Michael Pawelek, Edward Shaw and Kim Vo which provide for stock grants, stock options and change of control payments.  We account for these grants, options and payments using the intrinsic value method.  After we obtained an effective registration statement under the Securities Act of 1933 or the Securities Act of 1934 in 2013, we began to account for equity-based compensation under FASB ASC 718. This was a change to our accounting methods.

Financial Restatement. Currently, we do not have an official policy in place governing retroactive modifications to any cash or equity-based incentive compensation paid to the Named Executive Officers where the payment of such compensation was predicated upon the achievement of specified financial results that were subsequently the subject of a restatement. We will, if the need arises, make a determination as to whether and to what extent compensation should be clawed back should there be a financial restatement.

Stock Ownership Requirements. We do not maintain a policy relating to stock ownership guidelines or requirements for its Named Executive Officers. We do not believe it is necessary to impose such a policy on the executive officers. The Named Executive Officers, as a group, held approximately 0% of our stock as of December 31, 2014. If circumstances change, the Compensation Committee will review whether such a policy is appropriate for its executive officers.

Trading in our Stock Derivatives. We do not currently have a policy in place prohibiting our executive officers from purchasing or selling options on our common stock, engaging in short sales with respect to our common stock, or trading in puts, calls, straddles, equity swaps or other derivative securities that are directly linked to our common stock. We are not aware that any of the executive officers have entered into these types of arrangements.

Tax Deductibility of the Named Executive Officers’ Incentive and Equity Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for compensation over $1.0 million paid to a corporation’s Principal Executive Officer and the three (3) other most highly compensated executive officers (excluding the Principal Financial Officer). In connection with the compensation of our executive officers, we are aware of Code section 162(m) as it relates to deductibility of qualifying compensation paid to executive officers. We attempt, where practical, to comply with the requirements of Code section 162(m) so that all compensation is deductible.

Employment Agreements. In 2012 we executed employment agreements with the Chief Executive Officer, the Chief Operating Officer and the Controller. The stock-based compensation to be awarded under the 2012 agreements was not made pursuant to any equity compensation plan.  The compensation in the 2012 agreements with our Chief Executive Officer and our Chief Operating Officer was reaffirmed by amended and restated employment agreements with them in 2014.  This compensation to our Chief Executive Officer, Chief Operating Officer and Controller was ratified by our stockholders at the stockholder meeting on October 28, 2014.

Further we awarded new stock options to our Chief Executive Officer and Chief Operating Officer pursuant to our 2014 Equity Compensation Plan through the 2014 amended and restated employment agreements.  The 2014 Equity Compensation Plan was ratified by our stockholders at our October 28, 2014 stockholder meeting.

 Michael Pawelek—Chief Executive Officer

The Amended and Restated Employment Agreement with Michael J. Pawelek (“Pawelek Agreement”) is effective August 14, 2014.  It replaces the Mr. Pawelek’s previous employment agreement dated April 1, 2012.  The Pawelek Agreement provides that Mr. Pawelek shall provide services as Chief Executive Officer and President.  He will earn a base salary of $295,000 per year which will also cover his services as our director.  He will receive an automobile allowance of $1,000 per month.  Mr. Pawelek will also be eligible for cash bonuses.

In addition to the cash compensation, Mr. Pawelek’s equity grant from the April 1, 2012 employment was reaffirmed.  The reaffirmed compensation is as follows:

a)	a grant of 116,550 shares of restricted stock payable which vested on March 1, 2015.

b)
a further stock grant upon our IPO equal to 1% of the difference between Company’s market capital based on its underwritten IPO price and our book value at the time of the IPO based upon pricing such shares at the IPO price.

c)
stock options to purchase 1.0% of fully-diluted capital stock as of the IPO date at 100% of underwritten IPO price.  These options will vest after two years after the IPO date and carry a ten year term and with cashless exercise provisions.

d)
stock options to purchase 1.0% of our fully-diluted capital stock as of the second anniversary of IPO date at 100% of closing sale price on second anniversary of IPO date. These options will vest after six years and carry a ten year term and with cashless exercise provisions.

Under the new agreement, Mr. Pawelek shall receive options to purchase 450,000 additional common stock shares as of August 14, 2014. These stock options carry an exercise price of $4.75 per share, customary cashless exercise provisions and a ten year term.  The first 150,000 of these stock options shall vest on August 14, 2015. Thereafter these stock options will vest at 12,500 per month over the following two years. If a “Business Combination” occurs before August 14, 2016, then Mr. Pawelek will receive an additional 150,000 common stock options. A “Business Combination” is a merger, consolidation, reorganization, recapitalization or share exchange involving new ownership of more than 50% of the outstanding shares of Company common stock, a sale or disposition of all or substantially all our assets, or the acquisition of 50% or more of our voting securities other than through the issuance of securities by us.  Finally, Mr. Pawelek will receive a “Trigger Bonus” of cash $500,000 if he does not receive timely notice of continued employment after a Business Combination.

The options will vest on an accelerated schedule under certain conditions.  First, if there is: 1) Business Combination on or after August 14, 2016; 2) a termination without “Cause;” 3) the death or disability of Mr. Pawelek, or 4) Mr. Pawelek’s “Good Reason Resignation,” then this stock option grant will vest in full. “Cause” means: 1) dishonesty in the performance of duties and obligations to the Company, 2) final conviction of a felony or misdemeanor involving moral turpitude which materially and adversely affects our reputation and financial condition; and 3) a deliberate and material breach by Mr. Pawelek of material covenants in the employment agreement that result in material adverse effect on our financial condition with a 30 day cure period for Mr. Pawelek. “Disability” means that despite any reasonable accommodation required by law, Mr. Pawelek is unable to perform the essential functions of the position as a result of physical or mental incapacity and that inability has persisted for a period of 120 consecutive days or more in any twelve month period or for more than 180 days. “Good Reason Resignation” means: 1) a material breach of the employment agreement by us; 2) the Board of Directors determining to move our principal office from San Antonio, Texas; 3) Mr. Pawelek is removed from the position of Chief Executive Officer and/or President; 4) Mr. Pawelek is required to report to any person other than the Board of Directors; 5) a material diminution of Mr. Pawelek’s duties, responsibilities and authority as provided in the employment agreement; 6) Mr. Pawelek is required to travel from our principal office in San Antonio, Texas more than 10 days in a three month period (with a carveout for travel related to road shows and securities offerings); 7) Mr. Pawelek receives a non-extension notice or is not notified of continued employment in a pending Business Combination; and 8) we fail to deliver new equity compensation awards by the grant dates.

Upon termination by Mr. Pawelek’s death, Mr. Pawelek’s estate receives six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits. Upon termination by Mr. Pawelek’s disability, he receives six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits plus 18 months of group medical and dental insurance for Mr. Pawelek and his family.  Upon termination for Cause, Mr. Pawelek is to receive six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits. If Mr. Pawelek is terminated without “Cause” or is subject to a “Good Reason Resignation,” Mr. Pawelek will receive receives: 1) three years and six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits, with three years of salary payable as a lump sum at Mr. Pawelek’s option, 2) 18 months of group and dental insurance coverage; 3) pay a $500,000 “Trigger Bonus” relating to not being retained after a Business Combination, if earned; and 4) if we have failed to grant the 450,000 stock options to Mr. Pawelek, 450,000 fully vested stock appreciation rights to be settled solely in cash with base price for the stock of $4.75.

The employment agreement requires additional payments by us relating to tax benefits for Mr. Pawelek.  Those benefits require us to pay a gross up tax payment which will include all of Mr. Pawelek’s federal, state, local, FICA and additional excise tax relating to payments determined to be “excess parachute payments” within the meaning of Internal Revenue Code Section 280G that would cause Mr. Pawelek to be liable for excise tax under Internal Revenue Code Section 4999 plus interests and penalties relating to this liability.  Further, we are obligated to pay all of Mr. Pawelek’s income taxes resulting from the lapse of forfeiture restrictions on the equity compensation awarded in the April 1, 2012 employment agreement and reaffirmed in this employment agreement.

Finally, Mr. Pawelek will receive the employee benefits and indemnification rights also received by other Company employees.

            Mr. Pawelek’s employment agreement is attached as Exhibit 10.1 to this annual report.

Edward Shaw—Chief Operating Officer

The Amended and Restated Employment Agreement with Edward Shaw (“Shaw Agreement”) is effective August 14, 2014.  It replaces the Mr. Shaw’s previous employment agreement dated April 1, 2012.  The Shaw Agreement provides that Mr. Shaw shall provide services as Chief Operating Officer and report to the Chief Executive Officer.  He will earn a base salary of $255,000 per year which will also cover his services as our director.  He will receive an automobile allowance of $1,000 per month.  Mr. Shaw will also be eligible for cash bonuses.

In addition to the cash compensation, Mr. Shaw’s equity grant from the April 1, 2012 employment is reaffirmed.  The reaffirmed compensation is as follows:

a)	a grant of 116,550 shares of restricted stock payable which vested on March 1, 2015.

b)
a further stock grant upon our IPO equal to 1% of the difference between our market capital based on its underwritten IPO price and our book value at the time of the IPO based upon pricing such shares at the IPO price.

c)
stock options to purchase 1.0% of fully-diluted capital stock as of the IPO date at 100% of underwritten IPO price.  These options will vest after two years after the IPO date and carry a ten year term and with cashless exercise provisions.

d)
stock options to purchase 1.0% of our fully-diluted capital stock as of the second anniversary of IPO date at 100% of closing sale price on second anniversary of IPO date. These options will vest after six years and carry a ten year term and with cashless exercise provisions.

Under the new agreement, Mr. Shaw shall receive options to purchase 450,000 additional common stock shares as of August 14, 2014.  These stock options carry an exercise price of $4.75 per share, customary cashless exercise provisions and a ten year term.  The first 150,000 of these stock options shall vest on August 14, 2015.  Thereafter these stock options will vest at 12,500 per month over the following two years.  If a “Business Combination” occurs before August 14, 2016, then Mr. Shaw will receive an additional 150,000 common stock options.  A “Business Combination” is a merger, consolidation, reorganization, recapitalization or share exchange involving new ownership of more than 50% of the outstanding shares of Company common stock, a sale or disposition of all or substantially all our assets, or the acquisition of 50% or more of our voting securities other than through the issuance of securities by us.  Finally, Mr. Shaw will receive a “Trigger Bonus” of cash $500,000 if he does not receive timely notice of continued employment after a Business Combination.

The options will vest on an accelerated schedule under certain conditions. First, if there is: 1) Business Combination on or after August 14, 2016; 2) a termination without “Cause;” 3) the death or disability of Mr. Shaw, or 4) Mr. Shaw’s “Good Reason Resignation,” then this stock option grant will vest in full. “Cause” means: 1) dishonesty in the performance of duties and obligations to the Company, 2) final conviction of a felony or misdemeanor involving moral turpitude which materially and adversely affects our reputation and financial condition; and 3) a deliberate and material breach by the Mr. Shaw of material covenants in the employment agreement that result in material adverse effect on our financial condition with a 30 day cure period for the Mr. Shaw. “Disability” means that despite any reasonable accommodation required by law, Mr. Shaw is unable to perform the essential functions of the position as a result of physical or mental incapacity and that inability has persisted for a period of 120 consecutive days or more in any twelve month period or for more than 180 days. “Good Reason Resignation” means: 1) a material breach of the employment agreement by us; 2) the Board of Directors determining to move our principal office from San Antonio, Texas; 3) Mr. Shaw is removed from the position of Chief Operating Officer; 4) Mr. Shaw is required to report to any person other than the Board of Directors; 5) a material diminution of Mr. Shaw’s duties, responsibilities and authority as provided in the employment agreement; 6) Mr. Shaw is required to travel from our principal office in San Antonio, Texas more than 10 days in a three month period (with a carveout for travel related to road shows and securities offerings); 7) Mr. Shaw receives a non-extension notice or is not notified of continued employment in a pending Business Combination; and 8) we fail to deliver new equity compensation awards by the grant dates.

Upon termination by Mr. Shaw’s death, Mr. Shaw’s estate receives six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits.  Upon termination by Mr. Shaw’s disability, he receives six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits plus 18 months of group medical and dental insurance for Mr. Shaw and his family.  Upon termination for Cause, Mr. Shaw is to receive six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits.  If Mr. Shaw is terminated without “Cause” or is subject to a “Good Reason Resignation,” Mr. Shaw will receive receives: 1) three years and six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits, with three years of salary payable as a lump sum at Mr. Shaw’s option, 2) 18 months of group and dental insurance coverage; 3) pay a $500,000 “Trigger Bonus” relating to not being retained after a Business Combination, if earned; and 4) if we have failed to grant the 450,000 stock options to Mr. Shaw, 450,000 fully vested stock appreciation rights to be settled solely in cash with base price for the stock of $4.75.

The employment agreement requires additional payments by us relating to tax benefits for Mr. Shaw.  Those benefits require us to pay a gross up tax payment which will include all of Mr. Shaw’s federal, state, local, FICA and additional excise tax relating to payments determined to be “excess parachute payments” within the meaning of Internal Revenue Code Section 280G that would cause Mr. Shaw to be liable for excise tax under Internal Revenue Code Section 4999 plus interests and penalties relating to this liability.  Further, we are obligated to pay all of Mr. Shaw’s income taxes resulting from the lapse of forfeiture restrictions on the equity compensation awarded in the April 1, 2012 employment agreement and reaffirmed in this employment agreement.

           Finally, Mr. Shaw will receive the employee benefits and indemnification rights also received by other Company employees. Mr. Shaw’s employment agreement is attached as Exhibit 10.2 to this annual report.

Kim Vo – Chief Accounting Officer

Ms. Vo’s current employment agreement was entered into as of April 1, 2012 and is for a term of three years. At the conclusion of that term, Ms. Vo would be an at-will employee.

Under the agreement, Ms. Vo serves as our Controller. Pursuant to the agreement, Ms. Vo will receive a $95,000 annual base salary for the period beginning on the Commencement Date (April 1, 2012) and for each subsequent year through the ending date of the agreement. Ms. Vo is also entitled to earn an annual performance bonus. The amount of the annual bonus is targeted at 100% of her annual base salary, based upon performance criteria established by the Committee. The amount of the actual annual bonus can be less than or more than the target annual bonus, but in no event will it exceed 200% of the then applicable base salary.

According to the terms of the agreement, Ms. Vo also received a grant of 116,550 shares of restricted stock (“Vo Restricted Shares”) which vested on March 1, 2015.

Ms. Vo will further receive a stock grant upon our IPO equal to 1% of the difference between Company’s market capital based on its underwritten IPO price and our book value at the time of the IPO based upon pricing such shares at the IPO price. Upon the IPO Ms. Vo will also receive two sets of options from us.  The first set of options is options to purchase 1.0% of fully-diluted capital stock as of the IPO date at 100% of underwritten IPO price.  These options will vest after two years after the IPO date and carry a ten year term and with cashless exercise provisions. The second set of options is options to purchase 1.0% of our fully-diluted capital stock as of the second anniversary of IPO date at 100% of closing sale price on second anniversary of IPO date. These options will vest after six years and carry a ten year term and with cashless exercise provisions.

Ms. Vo is entitled to participate in employee benefit plans, including executive bonus plans, cash bonus awards and long-term incentive plans that are generally made available by us to our senior executives.  We will also provide health, dental, disability and life insurance to Ms. Vo under such group plans as we make available to all our full-time employees.

We will also reimburse Ms. Vo for all reasonable and necessary out-of-pocket expenses incurred by her while working on our behalf.

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

If Ms. Vo is terminated without Cause or terminates her employment agreement for a “Good Reason” she would be due the payment of her base salary for the lesser of one year or the period remaining on her employment agreement. “Good Reason” means: (1) a material breach of the employment agreement by us; (2) a reduction in Ms. Vo’s base salary; or (3) our moving our principal offices from San Antonio, Texas. All these “Good Reasons” are subject to notice provisions to the Company within 90 days of the event and a 30 day cure period for the Company.

Ms. Vo’s employment agreement is attached as Exhibit 10.3 to this annual report.

Summary Compensation Table

The Summary Compensation Table below displays the total compensation awarded to, earned by or paid to the Named Executive Officers for the fiscal years ending December 31, 2014, 2013 and 2012. All amounts shown below are in dollars.

Name and Principal Position	Year	Salary	Bonus		Stock Award(s)		Option Award(s)		All Other Compensation	Total
Michael Pawelek	2014	$268,750	$				$1,203,000	(2)	$4,000	$1,475,750
Chief Executive Officer	2013	$217,500		$5,000	$-		$-		$-	$218,000
	2012	$200,000		$-	$1,165,500	(1)	$-		$-	$1,365,500
Edward Shaw	2014	$220,555	$				$1,203,000	(2)	$4,000	$1,427,555
Chief Operating Officer	2013	$171,825		$5,000	$-		$-		$-	$158,000
	2012	$158,000		$-	$1,165,500	(1)	$-		$-	$1,323,500
Eric Alfuth(3)	2014	$127,500		$-	-		$-			$127,500
Chief Financial Officer	2013	$180,000		$5,000	$-		$-		$-	$185,000
	2012	$138,304		$-	$-		$-		$-	$138,304
N. Kim Vo	2014	$120,175		$-	-		$-			$120,175
Controller	2013	$103,312		$5,000	$-		$-		$-	$108,312
	2012	$95,000		$-	$1,165,500	(1)	$-		$-	$1,260,500

(1)
Under our employment agreements dated April 1, 2012, with Michael Pawelek, Edward Shaw and Kim Vo each earned 116,550 common stock shares as of March 1, 2015 under the employment agreements with the Company.  These common stock grants were not made pursuant to an equity compensation or stock grant plan.  The stock awards were valued at $10 per share under FASB ASC Topic 718 in 2012 when we were a private company. We currently had no market for its common stock shares at the time of the stock awards. Our stockholders ratified these common stock grants at our October 28, 2014 stockholder meeting.

(2)
Under our amended and restated employment agreements with Michael Pawelek and Edward Shaw dated August 15, 2014, Michael Pawelek and Edward Shaw each received 450,000 stock options priced at $4.75 issued under our stockholder-ratified 2014 Equity Compensation Plan that vest over three years.  See Note 10 of our attached Condensed and Consolidated Financial Statements for the basis for the calculation of the value of the option grant.

(3)	Eric Alfuth resigned as CFO in September 2014.

OUTSTANDING EQUITY AND GRANTS OF PLAN-BASED AWARDS

The Company granted plan-based awards in 2014, but not in 2013 or 2012.  The Outstanding Equity Awards at Fiscal Year End Table reflects each Named Executive Officer’s unexercised option award holdings and unvested restricted stock awards at December 31, 2014 on an individual award basis.

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock that Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Other Rights That Have Not Vested
Michael Pawelek	-	450,000	(1)	450,000	(1)	$4.75	Aug-24	116,500	(2)	$448,718	(3)	-	-
Edward Shaw	-	450,000	(1)	450,000	(1)	$4.75	Aug-24	116,500	(2)	$448,718	(3)	-	-
Kim Vo	-	-		-		-	-	116,500	(2)	$448,718	(3)	-	-

(1)
Under our amended and restated employment agreements with Michael Pawelek and Edward Shaw dated August 15, 2014, Michael Pawelek and Edward Shaw each received 450,000 stock options priced at $4.75 issued under our stockholder-ratified 2014 Equity Compensation Plan. The options vest as follows: 1) 150,000 options each vest in August 2015; and 2) the remaining options vest at 12,500 each per month over the following two years. All options will be vested by August 2017.

(2)
Under our employment agreements dated April 1, 2012, with Michael Pawelek, Edward Shaw and Kim Vo each earned 116,550 common stock shares as of March 1, 2015 under their employment agreements with us.  These common stock grants were reaffirmed in our amended and restated employment agreements with Michael Pawelek and Edward Shaw dated August 15, 2014. Our stockholders ratified these common stock grants at our October 28, 2014 stockholder meeting. Subsequent to the reporting period, Mr. Pawelek, Mr. Shaw and Ms. Vo satisfied the terms of their employment agreements for the vesting of these stock grants and each received 116,500 shares of our common stock.

(3)
We have not previously had a liquid market for our stock. The last sale of our common stock in 2014 was the sale of 2,500 of our common stock shares for $3.85 by one of our stockholders in a Rule 144 transaction on or about August 28, 2014. The market value of shares of stock that have not vested has been calculated with reference to the price in this sale.

OPTION EXERCISES AND STOCK VESTED

The Option Exercises and Stock Vested Table reflects the stock options actually exercised by, and shares of stock that vested for, each of the Named Executive Officers during 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise	Value Realizedon Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Michael Pawelek	—	—	—	—
Edward Shaw	—	—	—	—
Kim Vo	—	—	—	—

Michael Pawelek and Edward Shaw each received 450,000 options priced at $4.75 under our 2014 Equity Compensation Plan in 2014.  No stock options or awards were exercised by the Named Executive Officers in 2014.  We entered employment agreements in 2012 with Mr. Pawelek, Mr. Shaw and Ms. Vo that provide for the vesting of options contingent on our underwritten initial public offering or change of control.  These 2012 grants to Mr. Pawelek and Mr. Shaw were re-affirmed in our 2014 amended and resated employment agreements with Mr. Pawelek and Mr. Shaw. No options have been awarded to date under these agreements.

We do not provide pension benefits to the Named Executive Officers.

We do not provide nonqualified deferred compensation benefits to the Named Executive Officers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

This section discusses the incremental compensation that we would pay to each Named Executive Officer in the event of the Named Executive Officer’s termination of employment with us under various scenarios (“termination events”) including 1) voluntary resignation; 2) involuntary termination; 3) termination without cause or for Good Reason in connection with a change in control; 4) termination in the event of disability; and 5) termination in the event of death.

We not have a previous stock trading price.  We cannot present calculations based on previous stock trading prices.

Pursuant to applicable SEC rules, the analysis contained in this section does not consider or include payments made to a Named Executive Officer with respect to contracts, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation, in favor of our Named Executive Officers and that are available generally to all salaried employees, such as our 401(k) Plan. The actual amounts that would be paid upon a Named Executive Officer’s termination of employment can only be determined at the time of such Named Executive Officer’s termination. Due to the number of factors that affect the nature and amount of any compensation or benefits provided upon the termination events, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event and our stock price

Michael Pawelek, Edward Shaw and Kim Vo

We entered into employment agreements with Michael Pawelek, Edward Shaw and Kim Vo effective as of April 1, 2012.  We entered into Amended and Restated Employment Agreements with Michael Pawelek and Edward Shaw effective August 14, 2014.  The April 1, 2012 agreement with Ms. Vo has a three year term. Ms. Vo would be an at-will employee thereafter. The August 14, 2014 agreements with Mr. Pawelek and Mr. Shaw have three year terms with renewals for one year terms.

Mr. Pawelek’s and Mr. Shaw’s 450,000 stock options each with a $4.75 price will vest on an accelerated schedule under certain conditions. First, if there is: 1) Business Combination on or after August 14, 2016; 2) a termination without “Cause;” 3) the death or disability of Mr. Pawelek or Mr. Shaw, or 4) Mr. Pawelek’s or Mr. Shaw’s “Good Reason Resignation,” then the stock option grant will vest in full. “Cause” means: 1) dishonesty in the performance of duties and obligations to the Company, 2) final conviction of a felony or misdemeanor involving moral turpitude which materially and adversely affects our reputation and financial condition; and 3) a deliberate and material breach by Mr. Pawelek or Mr. Shaw of material covenants in the employment agreement that result in material adverse effect on our financial condition with a 30 day cure period for Mr. Pawelek and Mr. Shaw. “Disability” means that despite any reasonable accommodation required by law, Mr. Pawelek or Mr. Shaw are unable to perform the essential functions of the position as a result of physical or mental incapacity and that inability has persisted for a period of 120 consecutive days or more in any twelve month period or for more than 180 days. “Good Reason Resignation” means: 1) a material breach of the employment agreement by us; 2) the Board of Directors determining to move our principal office from San Antonio, Texas; 3) Mr. Pawelek is removed from the position of Chief Executive Officer and/or President or Mr. Shaw being removed from the position of Chief Operating Officer; 4) Mr. Pawelek is required to report to any person other than the Board of Directors; 5) a material diminution of Mr. Pawelek’s or Mr. Shaw’s duties, responsibilities and authority as provided in the employment agreement; 6) Mr. Pawelek and Mr. Shaw being required to travel from our principal office in San Antonio, Texas more than 10 days in a three month period (with a carveout for travel related to road shows and securities offerings); 7) Mr. Pawelek or Mr. Shaw receives a non-extension notice or is not notified of continued employment in a pending Business Combination; and 8) we fail to deliver new equity compensation awards by the grant dates.

Upon termination by Mr. Pawelek’s or Mr. Shaw’s death, Mr. Pawelek’s estate or Mr. Shaw’s estate receives six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits.  Upon termination by Mr. Pawelek’s or Mr. Shaw’s disability, he receives six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits plus 18 months of group medical and dental insurance for Mr. Pawelek and his family.  Upon termination for Cause, Mr. Pawelek and Mr. Shaw are to receive six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits.  If Mr. Pawelek or Mr. Shaw is terminated without “Cause” or is subject to a “Good Reason Resignation,” they will receive receives: 1) three years and six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits, with three years of salary payable as a lump sum at Mr. Pawelek’s or Mr. Shaw’s option, 2) 18 months of group and dental insurance coverage; 3) pay a $500,000 “Trigger Bonus” relating to not being retained after a Business Combination, if earned; and 4) if we have failed to grant the 450,000 stock options to Mr. Pawelek or Mr. Shaw, 450,000 fully vested stock appreciation rights to be settled solely in cash with base price for the stock of $4.75.

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

If is terminated without Cause or terminates his or her employment agreement for a “Good Reason” he or she would be due the payment of his or her base salary for the lesser of one year or the period remaining on his or her employment agreement.  “Good Reason” means: (1) a material breach of the employment agreement by us; (2) a reduction in Ms. Vo’s base salary; or (3) our moving our principal offices from San Antonio, Texas.  All these “Good Reasons” are subject to notice provisions to us within 90 days of the event and a 30 day cure period for the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans and arrangements as of March 30, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	900,000	(1)	$4.75	1,343,266	(1)
Equity compensation plans not approved by security holders	0	(1)	$—	—	(1)

Total	900,000		$4.75	1,343,266

(1)
We granted 349,650 common stock shares to Michael Pawelek, Edward Shaw and N.Kim Vo under their employment agreements with us effective March 1, 2015. These common stock grants were not made pursuant to an equity compensation or stock grant plan.  These stock grants were ratified by our stockholders at a stockholder’s meeting on October 28, 2014. The information about these stock grants is presented in the table of Outstanding Equity Grants on page 66 of this annual report.

Summary of 2014 Equity Compensation Plan

Eligibility and Available Awards

Our 2014 Equity Compensation Plan (“2014 Plan”) provides for the grant of incentive stock options and non-qualified stock options (collectively, “stock options”), restricted stock, restricted stock units, stock appreciation rights and other stock or performance-based awards (each, an “Award”).  It requires the reservation of up to 2,243,266 common stock shares to be issued under the 2014 Plan.  All the employees, non-employee directors, non-employee consultants and service providers to us and our affiliates (as defined in the 2014 Plan), are eligible to receive grants of Awards under the 2014 Plan. However, incentive stock options may be granted only to employees. The selection of eligible individuals to whom Awards will be granted is within the discretion of the Compensation Committee. We currently expect that all of our employees will participate in the 2014 Plan, along with four non-employee directors who serve on our Board of Directors.

Administration

The 2014 Plan will be administered by the Compensation Committee of our Board of Directors. Grants of Awards to non-employee members of the Board of Directors will be made by the Board of Directors.

Subject to the provisions of the 2014 Plan, the Compensation Committee will have the authority to: (a) construe and interpret the 2014 Plan, any Award Agreement and any other agreement or document executed pursuant to the 2014 Plan; (b) prescribe, amend and rescind rules and regulations relating to the 2014 Plan or any Award; (c) select persons to receive Awards; (d) determine the form, terms and conditions of Awards; (e) determine the number of Shares or other consideration subject to Awards; (f) determine whether Awards will be granted singly, in combination with, in tandem with, in replacement of, or as alternatives to, other Awards under the 2014 Plan or any other incentive or compensation plan of the Company or any Parent or Subsidiary of the Company; (g) grant waivers of 2014 Plan or Award conditions; (h) determine the vesting, exercisability and payment of Awards; (i) correct any defect, supply any omission or reconcile any inconsistency in this 2014 Plan, any Award or any Award Agreement; (j) determine whether an Award has been earned; (k) amend or terminate the 2014 Plan, provided, however, the Committee will not amend the 2014 Plan in any manner that requires shareholder approval without such approval; and (l)  make all other determinations necessary or advisable for the administration of this 2014 Plan. Any action taken or determination made by the Compensation Committee or the Board of Directors pursuant to the 2014 Plan will be binding on all parties. No member of the Board of Directors or the Compensation Committee will be liable for any action or determination made in good faith with respect to the 2014 Plan or an Award granted thereunder.

Our Board of Directors may amend, suspend or terminate the 2014 Plan at any time without prior notice to or consent of any person; provided, however, except as specifically permitted under the 2014 Plan, in connection with a change of control, no amendment (other than any amendment the board deems necessary in order to permit Awards to meet the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), or other applicable laws, or to prevent adverse tax consequences to the participants), suspension or termination of the 2014 Plan may, without the consent of the holder of an Award, terminate such Award or adversely affect such person’s rights with respect to such Award in any material respect unless or to the extent specified in the Award itself.

Stock Available for Issuance

The maximum number of shares of common stock that may be issued under the 2014 Plan is 2,243,266 common stock shares shares, subject to adjustment as provided in the 2014 Plan.  900,000 stock options have been granted to date, leaving 1,343,266 common stock shares authorized under the 2014 Plan.

Each common share that is the subject of an Award granted under the 2014 Plan may be made available from authorized but unissued shares, treasury stock or shares acquired in the open market. No fractional common shares shall be issued under the 2014 Plan and settlement of such fractional shares shall be made in cash. Each common share that is the subject of an Award, including each share underlying an Award that is measured by shares but that is intended to be settled in cash, shall be charged against the maximum share limitations at the time the Award is granted and may not again be made subject to Awards under the 2014 Plan pursuant to such limitations. Without limiting the generality of the foregoing, the number of common shares remaining available for an Award under the maximum share limitations, as reduced for charges in respect of Awards made from time to time, shall not be increased (nor shall prior charges be reversed) for, among other things, common shares (i) not issued and that cease to be issuable for any reason, including, but not limited to, forfeiture, revocation, cancelation or amendment of an Award or the settlement of an Award, in whole or in part, by the payment of cash, (ii) tendered in payment of the exercise price of any stock option, (iii) tendered to, or withheld by, us to satisfy tax withholding or other obligations, and/or (iv) repurchased by us, whether with stock option proceeds or otherwise.

Adjustments Upon Changes in Capitalization or Reorganization

                   The type or number of common shares authorized under the 2014 Plan or subject to an Award under the 2014 Plan, and/or the exercise or purchase price applicable to an Award, subject to any required action by our stockholders, will automatically be proportionately adjusted in the event that the outstanding common shares are changed into or exchanged for a different kind of security by reason of a merger, recapitalization, reclassification, stock split, payment of stock dividend, consolidation of common shares or a combination of common shares. The 2014 Plan does not permit the Compensation Committee to reprice non-qualified stock options or stock appreciation rights without stockholder approval.

Types of Awards

                   Stock Options.    Stock options entitle the holder to purchase a specified number of common shares upon vesting at an exercise price per share specified on the date of grant. The Compensation Committee has the authority to grant stock options, specifying the terms and conditions of each stock option (including the time or times at which and the circumstances under which the stock option is exercisable), subject to the terms of the 2014 Plan. The Compensation Committee will also have the authority to determine whether stock options granted to employees will be incentive stock options or non-qualified stock options. Unless otherwise provided in the Award agreement, stock options will vest such that one-third of the original number of common shares granted shall vest on each anniversary of the date of grant until the stock option fully vests or is forfeited or expires.

                   Except as described below, the exercise price at which common shares may be purchased upon the exercise of a stock option will not be less than 85% of the fair market value of our common stock on the date that the stock option is granted. Incentive stock options will not be granted to a person who directly or by attribution owns owning more than 10% of all classes of stock of the Company or of any Parent or Subsidiary of the Company. The aggregate fair market value of common shares granted pursuant to one or more options (determined as of the date the option is, or the respective dates the options are, granted under the 2014 Plan or any other option plan of ours or our affiliates) that become exercisable with respect to an employee for the first time as incentive stock options during any one calendar year cannot exceed $100,000.

                   Except in certain grants of incentive stock options (which may not be exercised later than five years after the date of grant), no option may be exercised later than the date which is ten years after the date of grant. To exercise a stock option granted under the 2014 Plan, the person entitled to exercise the stock option must provide written notice to us, setting forth the number of common shares with respect to which the stock option is to be exercised, accompanied by full payment for the common shares being purchased and any required withholding taxes, unless other arrangements have been made with the Compensation Committee. The payment can be made (i) by cash or check, (ii) subject to such conditions and requirements as the Compensation Committee may specify, by our withholding common shares otherwise issuable from the exercise of the stock option, (iii) with the consent of the Compensation Committee, by tendering to our common shares owned by the participant for more than six months having an aggregate fair market value as of the date of exercise that is not greater than the full exercise price for the common shares with respect to which the stock option is being exercised, or (iv) subject to such instructions as the Compensation Committee may specify and at the participant’s written request, by our delivering certificates for the common shares for which the stock option is being exercised to a broker for sale on behalf of the participant; provided that the participant has irrevocably instructed such broker to remit directly to us, on the participant’s behalf, the full amount of the exercise price from the proceeds of such sale.

                Stock Awards.    A Stock Award is our offer to sell to an eligible person Shares that may or may not be subject to restrictions. The Committee will determine to whom an offer will be made, the number of Shares the person may purchase, the price to be paid (the “Purchase Price”), the restrictions to which the Shares will be subject, if any, and all other terms and conditions of the Stock Award.  The Purchase Price of Shares sold pursuant to a Stock Award will be determined by the Committee on the date the Stock Award is granted and may not be less than 85% of the Fair Market Value of the Shares on the grant date, except in the case of a sale to a Ten Percent Owner, in which case the Purchase Price will be 100% of the Fair Market Value.  The Compensation Committee shall: (a) determine the nature, length and starting date of any Performance Period for the Stock Award; (b) select from among the Performance Factors to be used to measure performance goals, if any; and (c) determine the number of Shares that may be awarded to the participant. Prior to the transfer of any Stock Award, the Committee shall determine the extent to which such Stock Award has been earned. Performance Periods may overlap and participants may participate simultaneously with respect to Stock Awards that are subject to different Performance Periods and have different performance goals and other criteria.

Stock Bonuses.  A Stock Bonus is an award of Shares for extraordinary services rendered to us or our Parents or Subsidiaries. A Stock Bonus will be awarded pursuant to an Award Agreement (the “Stock Bonus Agreement”) that will be in such form (which need not be the same for each participant) as the Committee will from time to time approve, and will comply with and be subject to the terms and conditions of the 2014 Plan. A Stock Bonus may be awarded upon satisfaction of such performance goals as are set out in advance in the participant’s individual Award Agreement (the “Performance Stock Bonus Agreement”). Stock Bonuses may vary from participant to participant and between groups of participants, and may be based upon the achievement of the Company, Parent or Subsidiary and/or individual performance factors or upon such other criteria as the Committee may determine.

The Compensation Committee will determine the number of Shares to be awarded to the participant. If the Stock Bonus is being earned upon the satisfaction of performance goals pursuant to a Performance Stock Bonus Agreement, then the Committee will: (a) determine the nature, length and starting date of any Performance Period for each Stock Bonus; (b) select from among the Performance Factors to be used to measure the performance, if any; and (c) determine the number of Shares that may be awarded to the participant. Prior to the payment of any Stock Bonus, the Committee shall determine the extent to which such Stock Bonuses have been earned. Performance Periods may overlap and participants may participate simultaneously with respect to Stock Bonuses that are subject to different Performance Periods and different performance goals and other criteria. The number of Shares may be fixed or may vary in accordance with such performance goals and criteria as may be determined by the Committee. The Committee may adjust the performance goals applicable to the Stock Bonuses to take into account changes in law and accounting or tax rules and to make such adjustments as the Committee deems necessary or appropriate to reflect the impact of extraordinary or unusual items, events or circumstances to avoid windfalls or hardships. The earned portion of a Stock Bonus may be paid to the participant by us either currently or on a deferred basis, as agreed by the participant and us, with such interest or dividend equivalent, if any, as the Committee may determine. Payment of an interest or dividend equivalent (if any) may be made in the form of cash or whole Shares or a combination thereof, either in a lump sum payment or in installments, as the Committee will determine.

Stock Units.  Stock Units represent the right of the recipient to receive a share or an amount based on the value of our common stock shares.  Stock Units may be paid at the end of specified vesting or performance period or may be deferred to a date authorized by the Compensation Committee (or the Board of Directors for non-employee directors).  Payment for Stock Units may be made in cash or shares or a combination of both.  Stock Unit awards shall be made by the Compensation Committee (or the Board of Directors for non-employee directors) who will also decide under what circumstances recipients may retain Stock Units after termination of the recipient’s employment or service. Additionally, the Compensation Committee (or the Board of Directors for non-employee directors) may grant dividend equivalents based on the common stock underlying the Stock Units.

Stock Appreciation Rights (“SAR”). Stock Appreciation Rights are rights to receive bonuses based on the appreciation in our stock over a specified time period.  The Compensation Committee (or the Board of Directors for non-employee directors) may grant SARs to employees, non-employee directors and consultants individually or in tandem with Options.  The Compensation Committee (or the Board of Directors for non-employee directors) may grant SARs that are subject to achieving performance goals or other conditions to be specified in the Award agreement and can accelerate exercisability of all outstanding SARs for any reason.  SARs granted to persons who are not exempt employees under the Fair Labor Standards of Act of 1938 are not exercisable for at least six months after grant.  For SARs that are in tandem with incentive stock options, the SAR may only be granted as of the date of the incentive stock option. Tandem SARs terminate upon the execution of the tandem Option and are exercisable only when the tandem Option is exercisable.  Upon the exercise of a SAR, the related tandem Option shall also terminate to the extent of an equal number of shares. SAR grants shall not exceed ten years terms. SARS may be paid in cash or stock as determined by the Compensation Committee (or the Board of Directors for non-employee directors), provided that the necessity of tax withholdings is considered.  Common stock shares are valued at fair market value as of the date of the SAR exercise.  When the SAR is exercised, the recipient shall receive settlement in an amount equal to the value of the stock appreciation for the number of SAR units exercised.  The stock appreciation is the amount the base amount for the SAR specified in the SAR award agreement.

Other Stock or Performance-Based Awards.    Any other stock or performance-based award is an Award not otherwise described in the 2014 Plan, the value of which is based in whole or in part by reference to, or based on or related to, a common share or cash as determined by the Compensation Committee (or the Board of Directors for non-employee directors) to be consistent with the purposes of the 2014 Plan. Any other stock or performance-based award may be payable in cash, common shares, or a combination thereof. The Compensation Committee (or the Board of Directors for non-employee directors) has the authority and discretion to determine the terms and conditions of other stock or performance-based awards, including any performance criteria covering such Awards, consistent with the 2014 Plan.

The 2014 Plan authorizes the Compensation Committee to grant any Award and provide that such Award shall be granted to comply with the requirements of Section 162(m) of the Code.

The Compensation Committee shall establish the performance goals for a performance period and the amount and terms, in writing, for each Award. The performance goals may include, without limitation, the following factors including, without limitation, the following factors: (a) net revenue and/or net revenue growth; (b) earnings before income taxes and amortization and/or earnings before income taxes and amortization growth; (c) operating income and/or operating income growth; (d) net income and/or net income growth; (e) Earnings per share and/or earnings per share growth; (f) total shareholder return and/or total shareholder return growth; (g) return on equity; (h) Operating cash flow return on income; (i) Adjusted operating cash flow return on income; (j) Economic value added; (k) Periodic increases in proved or probable oil and gas reserves; (l) Periodic increases in oil and gas production; and (k)  Individual business objectives. Performance goals may differ among participants and Awards.

Withholding

                   We are generally required to withhold tax on the amount of income recognized by a participant with respect to an Award. The Compensation Committee (or the Board of Directors for non-employee directors) may make such provision for the withholding of taxes as it deems necessary. Withholding requirements may be satisfied by (a) tender of a cash payment to us, (b) withholding of common shares otherwise issuable under an Award or (c) tender to the us shares of our common stock owned by the participant if such tendered common shares have been held by such participant for at least six months.

Transferability

                   Except as otherwise specifically provided in the 2014 Plan, no Award and no right under the 2014 Plan, contingent or otherwise, other than restricted stock which has vested, will be (i) assignable, saleable or otherwise transferable by a participant except by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order or (ii) subject to any encumbrance, pledge or charge of any nature. No transfer by will or by the laws of descent and distribution shall be effective to bind the Company unless the Compensation Committee shall have been furnished with a copy of the deceased participant’s will or such other evidence as the Compensation Committee may deem necessary to establish the validity of the transfer. Any attempted transfer in violation of the 2014 Plan shall be void and ineffective for all purposes. Except as otherwise specifically provided under the 2014 Plan, only the participant or his guardian (if the participant becomes disabled), or in the event of his death, his legal representative or beneficiary, may exercise stock options or stock appreciation rights, receive cash payments and deliveries of shares or otherwise exercise rights under the 2014 Plan. The executor or administrator of the participant’s estate, or the person or persons to whom the participant’s rights under any Award will pass by will or the laws of descent and distribution, shall be deemed to be the participant’s beneficiary or beneficiaries of the rights of the participant and shall be entitled to exercise such rights as are provided under the 2014 Plan.

Amendment of Awards

The Compensation Committee (or the Board of Directors for non-employee directors) may amend an Award; provided, however, that no amendment of an Award may, without the consent of the participant, adversely affect the participant’s rights with respect to such Award in any material respect.

Term of the 2014 Plan

The 2014 Plan shall terminate ten years after the date of its initial adoption by the Board of Directors, unless earlier terminated by the Board of Directors. No Award may be granted hereunder after termination of the 2014 Plan.

Change of Control

                   Unless otherwise provided in an Award, upon the occurrence of a change in control (defined generally as certain reorganizations, mergers, consolidations, sales of all or substantially all of our assets or liquidations), the Board of Directors may, but is not required to, (i) accelerate vesting and the time at which all stock options and stock appreciation rights then outstanding may be exercised; (ii) waive, alter and/or amend the performance criteria and other restrictions and conditions of Awards then outstanding, with the result that the affected Awards may be deemed vested, and any applicable restricted period or other limitations on payment in full with respect thereto shall be deemed to have expired, as of the date of the change of control or such other date as may be determined by the Board of Directors; (iii) cause the acquirer to assume the 2014 Plan and the Awards or exchange the Awards for the acquirer’s stock; (iv) terminate the 2014 Plan; or (v) terminate and cancel all outstanding unvested or unexercised Awards as of the date of the change of control on such terms and conditions as it deems appropriate.

                  The Board of Directors will, in connection with a change of control, have the right to require all participants to transfer and deliver to us all Awards previously granted to the participants in exchange for an amount equal to the cash value of the Awards. The cash value of an Award will equal the sum of (i) in the case of an Award that is not a stock option or restricted stock, the cash value of all benefits to which the participant would be entitled upon settlement or exercise of any Award and (ii) in the case of a stock option or restricted stock, the excess of the market value per common share over the option price, or the market value per common share of restricted stock, as applicable, multiplied by the number of common shares as to which such Award is vested.

Termination, Death and Disability

                   Except as otherwise provided in an Award agreement, an option, award or bonus terminates when the recipient has, for any reason, ceased to provide services as an employee, officer, director, consultant, independent contractor or advisor to the Company or a parent or subsidiary of the Company. An employee will not be deemed to have ceased to provide services in the case of (i) sick leave, (ii) military leave, or (iii) any other leave of absence approved by the Company, provided that such leave is for a period of not more than 90 days, unless reemployment upon the expiration of such leave is guaranteed by contract or statute or unless provided otherwise pursuant to a formal policy adopted from time to time by the Company and issued and promulgated to employees in writing. In the case of any employee on an approved leave of absence, the Committee may make such provisions respecting suspension of vesting of the Award while on leave from the employ of the Company or a subsidiary as it may deem appropriate, except that in no event may an option be exercised after the expiration of the term set forth in the option agreement. The Committee will have sole discretion to determine whether a participant has ceased to provide services and the effective date on which the participant ceased to provide services.

As to options, if the participant’s service is terminated for any reason except death or disability, then the participant may exercise such participant’s options only to the extent that such options would have been exercisable upon the termination date, but must be exercised no later than three (3) months after the termination date (or such longer time period not exceeding five (5) years as may be approved by the Compensation Committee, with any exercise beyond three (3) months after the termination date deemed to be an non-qualified stock option).  If the participant’s service is terminated because of the participant’s death or disability (or the participant dies within three (3) months after a termination other than for cause or because of participant’s disability), then the participant’s options may be exercised only to the extent that such options would have been exercisable by the participant on the termination date and must be exercised by the participant (or the participant’s legal representative) no later than twelve (12) months after the termination date (or such longer time period not exceeding five (5) years as may be approved by the Committee, with any such exercise beyond (i) three (3) months after the termination date when the termination is for any reason other than the participant’s death or disability, or (ii) twelve (12) months after the termination date when the termination is for participant’s death or disability, deemed to be an non-qualified stock option).  Notwithstanding these above post-termination provisions, if the participant’s service is terminated for cause, neither the participant, the participant’s estate nor such other person who may then hold the option shall be entitled to exercise any option with respect to any shares whatsoever, after termination, whether or not after termination the participant may receive payment from the Company or a subsidiary for vacation pay, for services rendered prior to termination, for services rendered for the day on which termination occurs, for salary in lieu of notice, or for any other benefits.

For stock awards, if a participant is terminated during a performance period for any reason, then such participant will be entitled to payment (whether in Shares, cash or otherwise) with respect to the stock award only to the extent earned as of the date of termination in accordance with the stock purchase agreement, unless the Committee determines otherwise.

Summary of Certain Federal Income Tax Considerations

                   The following summary is based on applicable provisions of the Code, as currently in effect, and the income tax regulations and proposed income tax regulations issued thereunder. This summary does not purport to cover federal employment tax or other federal tax consequences that may be associated with the 2014 Plan, nor does it cover state, local or foreign taxes.

                   Status of Stock Options.    Stock options granted under the 2014 Plan may be either incentive stock options or non-qualified stock options. Under certain circumstances, an incentive stock option may be treated as a non-qualified stock option. The tax consequences, both to the option holder and to us, differ depending on whether a stock option is an incentive stock option or a non-qualified stock option.

Non-qualified Options.    No federal income tax is imposed on the option holder upon the grant of a non-qualified stock option. If the shares of common stock received by an option holder upon the exercise of a non-qualified stock option are not subject to certain restrictions in the hands of the option holder (such as the restrictions described below in “Restricted Stock”), then the option holder will be treated as receiving compensation, taxable as ordinary income in the year of exercise. The amount recognized as ordinary income upon such an exercise is the excess of the fair market value of the shares of common stock at the time of exercise over the exercise price paid for such common stock.

                   Incentive Stock Options.    No federal income tax is imposed on the option holder upon the grant of an incentive stock option. The option holder will recognize no income for federal income tax purposes upon exercise of an incentive stock option, if the option holder (i) does not dispose of the shares of common stock acquired pursuant to the exercise of an incentive stock option within two years from the date the option was granted or within one year after the shares of common stock were transferred to the option holder (the “Holding Period”), and (ii) is an employee of either (a) the company granting the option, (b) a parent or subsidiary corporation of such corporation, or (c) a corporation (or a parent or subsidiary corporation of such corporation) which has assumed such option of another corporation as a result of a corporate reorganization, merger, or similar transaction. Such employment must continue for the entire time from the date the option was granted until three months before the date of exercise, or twelve months before the date of exercise if employment ceases due to permanent and total disability or death. If common stock received upon exercise of an incentive stock option is disposed of after completion of the Holding Period, any difference between the exercise price paid for such common stock and the amount realized on the disposition will be treated as a long-term capital gain or loss. We would not be entitled to any deduction in connection with the grant or exercise of the incentive stock option or the disposition after completion of the Holding Period of the shares of common stock so acquired.

                   If, however, an option holder disposes of shares of common stock received upon exercise of an incentive stock option before completion of the Holding Period (a “Disqualifying Disposition”), the option holder would be treated as having received, at the time of disposition, compensation taxable as ordinary income. In the event of a Disqualifying Disposition, the option holder must notify the Compensation Committee of such disposition within 10 days of such event. In the event of a Disqualifying Disposition, subject to the application of Section 162(m) of the Code, as discussed below, we may claim a deduction for compensation paid at the same time and in the same amount as compensation is treated as being received by the option holder. Generally, the amount treated as compensation is the excess of the fair market value of the common stock at the time of exercise over the exercise price. The balance of the gain, if any, realized upon such a disposition will be treated as a long-term or short-term capital gain depending on the holding period. If the amount realized at the time of disposition is greater than the exercise price but less than the fair market value of the common stock at the time of exercise and the disposition is a transaction in which a loss, if sustained, would otherwise be recognizable under the Code, then the amount treated as ordinary income is the excess of the amount realized on the disposition over the participant’s adjusted basis in the stock. If the amount realized at the time of the disposition is less than the exercise price, the option holder will not be required to treat any amount as ordinary income, provided that the disposition is of a type that would give rise to a recognizable loss. In such event, the loss will be treated as a long-term or short-term capital loss depending upon the holding period. A disposition generally includes a sale, exchange or gift, but does not include certain other transfers, such as by reason of death or a pledge or exchange of common shares described in Section 424(c) of the Code.

                   Alternative Minimum Tax.    Although the exercise of an incentive stock option does not result in current taxable income, there are implications with regard to the Alternative Minimum Tax (“AMT”). The excess of the fair market value of shares of common stock acquired upon exercise of an incentive stock option over the exercise price paid for such common shares of common stock is an adjustment to AMT income for the option holder’s taxable year in which such exercise occurs (unless the shares of common stock are disposed of in the same taxable year in a Disqualifying Disposition and the amount realized is less than the fair market value of the common shares on the date of exercise, in which event the amount included in AMT income will not exceed the amount realized on the disposition over the adjusted basis of the common shares).

                   Other Stock or Performance-Based Awards.    In general, participant who receives other stock or performance-based awards will not be taxed on receipt of the Award, but instead the cash or the fair market value of shares of common stock received will be taxable as ordinary income on the date that the cash or common shares are received in payment of the Award. Subject to the application of Section 162(m) of the Code, as discussed below, and assuming we satisfy the federal income tax reporting and other deductibility requirements with respect to such compensation, we will be entitled to a deduction for an amount corresponding to the ordinary income recognized by the participant.

Other Tax Considerations

                   In the event of a change of control of the Company, certain payments in the nature of compensation to certain individuals, if contingent on the change in control, could be nondeductible to us and subject to an additional 20% tax to the recipient. Awards under the 2014 Plan that are made or that vest or become payable in connection with a change in control may be required to be taken into account in determining whether these penalties apply.

                  Section 162(m) of the Code places a $1,000,000 cap on the deductible compensation that may be paid to certain executives of publicly traded corporations. Amounts that qualify as “performance-based compensation” under Section 162(m)(4)(C) of the Code are exempt from the cap and do not count toward the $1,000,000 limit. Generally, stock options and stock appreciation rights granted with an exercise or grant price at least equal to the fair market value of the underlying stock on the date of grant will qualify as performance-based compensation. Other Awards may or may not so qualify, depending on their terms.

Section 409A of the Internal Revenue Code

                   Some Awards granted under the 2014 Plan may be considered non-qualified deferred compensation that is subject to special rules and additional tax under Section 409A of the Code. The Compensation Committee will generally design and administer such Awards to comply with the rules of Section 409A of the Code and avoid the imposition of any additional tax under Section 409A of the Code. However, there is no commitment or guarantee that any federal, state or local tax treatment will apply or be available to any participant.

Inapplicability of ERISA

                   Based on current law and published interpretations, we do not believe that the 2014 Plan is subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

                   Notwithstanding the foregoing, the 2014 Plan expressly provides that there is no commitment or guarantee that any federal, state or local tax treatment will apply or be available to any person who participates or is eligible to participate in the 2014 Plan.

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

The Director Compensation Table below displays the total compensation awarded to, earned by or paid to Directors for the fiscal year ending December 31, 2014. All amounts shown below are in dollars.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Michael Pawelek (1)	$272,750	$—	$1,203,000	—	$—	$4,000	$1,479,750
Bill Liao	—	—	—	—	—	—	—
Peter Benz	—	—	—	—	—	—	—
Charles Henry, III	—	—	—	—	—	—	—
Craig Dermody	—	—	—	—	—	—	—

(1)	Includes compensation for serving as Chief Executive Officer.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables show the security ownership of certain beneficial owners and management as of March 30, 2014.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Common Stock	Bradford R. Higgins(2)	235,825	1.8551%
Common Stock	LMIF Investments, LLC(3)	750,514	5.9040%
Common Stock	Longview Marquis Master Fund, L.P. (3)	876,957	6.8987%
Common Stock	Estate of William Mahoney(4)	981,038	7.7174%
Common Stock	Sean O'Sullivan Revocable Living Trust(5)	532,139	4.1861%
Common Stock	SMF Investments, LLC(3)	547,307	4.3054%
Common Stock	SOSventures, LLC(5)	4,060,805	31.9447%
Common Stock	Shares Interplead into Connecticut Superior Court	2,190,891	17.2348%

(1)
Beneficial ownership number and percentage is based upon shares of common stock as of March 30, 2015. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As a result, the denominator used in calculating the beneficial ownership among our stockholders may differ.

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

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Common Stock	Michael Pawelek, Chief Executive Officer and Director	116,550	0.9169%
Common Stock	Edward Shaw, Chief Operating Officer	116,550	0.9169%
Common Stock	N. Kim Vo, Controller	116,550	0.9169%
Common Stock	Bill Liao, Director, Chairman of Board of Directors	-	-
Common Stock	Peter Benz, Director	2,174,778	17.1081%
Common Stock	Craig Dermody, Director	154,935	1.2188%
Common Stock	Charles Henry, III, Director	155,725	1.2250%
Common Stock	All executive officers, directors and director nominees as a group (8 persons)	2,835,088	22.3025%

(1)
Beneficial ownership number and percentage is based upon shares of common stock as of March 30, 2014. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As a result, the denominator used in calculating the beneficial ownership among our stockholders may differ.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Subordinated Credit Facility with SOSventures, LLC

The Chairman of our Board of Directors, Bill Liao, works for SOSventures, LLC.  Further, a group composed of SOSventures, LLC, Sean O’Sullivan Revocable Living Trust and Bradford R. Higgins constitute a group owning 4,863,720 or 39.34% of our common stock shares.

On June 3, 2014 we agreed to amend our credit agreement with SOSventures, LLC, originally entered into on July 25, 2013, providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate.  The loan under this agreement is secured by a second lien on our assets.The credit agreement and the related intercreditor agreement are attached as Exhibits 10.6.1 and 10.6.2.

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

As of March 16, 2015, with accrued and unpaid interest we have $10.6 million drawn against the SOSventures, LLC credit facility.  In light of the December 19, 2014 notice from Independent Bank relating to the payment of interest to SOSventures, LLC, pursuant to the Intercreditors Agreement (Exhibit 10.6.2), we are accruing interest payments to SOSventures, LLC since the date of that notice.

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

2)
do not have a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of directors or would interfere with the exercise of independent judgment in carrying out the director’s responsibilities;

3)
have not accepted (and have not had a family member accept) compensation from the Company in excess of $120,000 during any twelve consecutive months within the three years preceding the determination of independence except for:

a)	compensation for board or board committee service;
b)	employee compensation paid to a family member of the director, provided that the family member is not an executive officer of the Company;
c)	benefits under tax-qualified retirement plans; and
d)	non-discretionary compensation;
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

a)	payments arising solely from investments in our securities; or
b)	payments under non-discretionary charitable contribution matching programs;
5)
are not employed and have no family member who are employed as executive officers of another business entity where, at any time in the past three years, an executive officer of the Company has served on the compensation committee of that entity; or

6)
are not employed and have no family member who are employed as a current partner of our outside auditor, or were partners or employees of our outside auditor who worked on our audit at any time during any of the past three years.

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

 Item 14.  Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Rothstein Kass, one of our former principal accountants, for the audit of our annual financial statements and review of our financial statements included in or Form 10-Q or services that are normally provided by Rothstein Kass in connection with statutory and regulatory filings or engagements for those fiscal years amount to $39,750 for 2014 and $130,273 for 2013.

The aggregate fees billed for professional services by KPMG LLP, our current principal accountants for 2014, for the audit of our annual financial statements and review of our financial statements included in or Form 10-Q amount to $185,250 for 2014. We had no engagement with KPMG LLP for 2013.

Audit-Related Fees

The Company paid no other aggregate fees billed in each of the last two fiscal years for assurance and related services by Rothstein Kass or KPMG LLP, our former and current principal accountants, that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.

           The aggregate fees billed in each of the last two fiscal years for professional services rendered by Rothstein Kass, our former principal accountant, for tax compliance, tax advice, and tax planning amount to $14,000 for 2014 and $16,500 for 2013.

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

Percentage of Services Approved by Audit Committee

Our Audit Committee approved the following percentages of Audit Fees, Audit-Related Fees and Tax Fees for KPMG LLP and Rothstein Kass, our current and former principal accountants, for the designated years.

	Audit Fees	Audit-Related Fees	Tax Fees
2014 – KPMG, LLP	100%	0%	100%
2013 – Rothstein Kass	100%	-	100%

KPMG LLP was our principal accountant for the year ended December 31, 2014.

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

(b)           Reports on Form 8-K

On May 14, 2014, the Company filed a Form 8-K relating to the pro forma financial information of the Crittendon Field properties that had been acquired by the Company on March 26, 2014.

On July 3, 2014, the Company filed a Form 8-K announcing the First Amendment to the First Amended and Restated Credit Agreement with SOSventures, LLC, which, among other items, increased the credit facility to $20,000,000.

On July 7, 2014, the Company filed a Form 8-K relating to the change in the Company’s certifying accountant from Rothstein Kass to KPMG LLP, pending acceptance by KPMG LLP.

On August 5, 2014, the Company filed a Form 8-K reporting that KPMG LLP had accepted the appointment as the Company’s certifying accountant.

On September 3, 2014, the Company filed a Form 8-K reporting the approval of amended and restated employment agreements for Michael Pawelek and Edward Shaw and the adoption by the Board of Directors of the Company’s 2014 Equity Compensation Plan.

On September 16, 2014, the Company filed a Form 8-K reporting the resignation of the Company’s Chief Financial Officer, Eric Alfuth.

On October 31, 2014, the Company filed a Form 8-K with the results of its 2014 meeting of stockholders.

On November 13, 2014, the Company filed a Form 8-K with the Company’s Certificate of Amendment to its Certificate of Incorporation.

On December 23, 2014, the Company filed a Form 8-K describing correspondence received from counsel for Independent Bank alleging an event of default on the Company’s credit facility with Independent Bank.

On March 18, 2015, the Company filed a Form 8-K containing a press release it had issued regarding Gregory Imbruce and his authority to act for the Company.

EXHIBIT LIST

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Starboard Resources, Inc., a Delaware corporation.

Exhibit No.	Description

3.1.1	Certificate of Incorporation(1)

3.1.2	Certificate of Conversion(2)

3.1.3	Certificate of Amendment(3)

3.2.1	Amended and Restated Bylaws(4)

3.2.2	Starboard Resources Amended and Restated Operating Agreement dated January 20, 2012(5)

4.1
Securities Purchase and Exchange Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated June 10, 2011(6)

4.2	Agreement between Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC regarding Starboard Resources, LLC dated January 20, 2012(7)

4.3
Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated July 20, 2012 (Relating to Waiver of Put Option)(8)

4.4	2014 Equity Compensation Plan(9)

10.1	Amended and Restated Employment Agreement, dated as of August 14, 2014, between Starboard Resources, Inc. and Michael Pawelek.(10)

10.2	Amended and Restated Employment Agreement, dated as of August 14, 2014, between Starboard Resources, Inc. and Edward Shaw.(11)

10.3	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and N. Kim Vo.(12)

10.4	Participation Agreement with Husky Ventures, LLC.(13)

10.5.01	Credit Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as borrower and Independent Bank as lender.(14)

10.5.02	Security Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as debtor and Independent Bank as secured party. (15)

10.5.03
Mortgage, Deed of Trust, Security Agreement, Fixture Filing and Financing Statement for Texas oil and gas properties from Starboard Resources, Inc., Mortgagor, to John E. Davis, Trustee, and Independent Bank, mortgagee.(16)

10.5.04	Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012.(17)

10.5.05	Certificate of Ownership Interests – Starboard Resources, Inc. dated June 27, 2013.(18)

10.6.3

Exhibit No.	Description
10.5.06	Omnibus Certificate – Starboard Resources, Inc. dated June 27, 2013.(19)

10.5.07	Guaranty dated June 27, 2013 from ImPetro Operating, LLC.(20)

10.5.08	Security Agreement dated June 27, 2013 between ImPetro Operating, LLC and Independent Bank.(21)

10.5.09	Omnibus Certificate – ImPetro Operating, LLC dated June 27, 2013.(22)

10.5.10	Waiver of Operator’s Lien – ImPetro Operating, LLC dated June 27, 2013.(23)

10.5.11	Guaranty dated June 27, 2013 from ImPetro Resources, LLC.(24)

10.5.12	Security Agreement dated June 27, 2013 between ImPetro Resources, LLC and Independent Bank.(25)

10.5.13	Omnibus Certificate – ImPetro Resources, LLC dated June 27, 2013.(26)

10.5.14	Note dated June 27, 2013 – Starboard Resources, Inc.(27)

10.5.15	Fourth Amendment to Credit Agreement with Independent Bank dated April 15, 2015(28)

10.6.1	Credit Agreement dated July 25, 2013 between Starboard Resources, Inc. and SOSventures, LLC(29)

10.6.2	Intercreditor Agreement dated July 25, 2013 between Independent Bank, and SOSventures LLC(30)

10.6.3	Second Amendment to Credit Agreement between SOSventures, LLC and Starboard Resources dated April 15, 2015(31)

10.6.4	Amendment to Intercreditor Agreement between Independent Bank, SOSventures, LLC and Starboard Resources, Inc. dated April 15, 2015(32)

10.7.1	Sunoco – Texon LP Crude Purchase Agreement(33)

10.7.2	Sunoco – Texon LP Crude Purchase Agreement Amendment(34)

10.8	DCP Midstream, LP Gas Purchase Agreement(35)

14	Code of Ethics.(36)

21	List of subsidiaries(37)

23.2	Consent of Forrest A. Garb & Associates, Inc., independent petroleum engineers.(38)

31.1	Management Certification – Principal Executive Officer.

31.2	Management Certification – Principal Accounting Officer.

32.1	Section 1350 Certification.

99.2	Reserve Report as of January 1, 2015 from Forrest Garb & Associates, Inc.(39)

99.3	Reserve Report as of January 1, 2014 from Forrest Garb & Associates, Inc.(40)

Reference No.	Reference Description
(1)	Incorporated by reference to Exhibit 3.1.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(2)	Incorporated by reference to Exhibit 3.1.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 13, 2014.

(4)	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on October 31, 2014.

Reference No.	Reference Description
(5)	Incorporated by reference to Exhibit 3.2.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(6)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(7)	Incorporated by reference to Exhibit 4.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(8)	Incorporated by reference to Exhibit 4.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(9)	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed October 31, 2014.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on September 4, 2014.

(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on September 4, 2014.

(12)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(14)	Incorporated by reference to Exhibit 10.5.01 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(15)	Incorporated by reference to Exhibit 10.5.02 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(16)	Incorporated by reference to Exhibit 10.5.03 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(17)	Incorporated by reference to Exhibit 10.5.04 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(18)	Incorporated by reference to Exhibit 10.5.05 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(19)	Incorporated by reference to Exhibit 10.5.06 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(20)	Incorporated by reference to Exhibit 10.5.07 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(21)	Incorporated by reference to Exhibit 10.5.08 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(22)	Incorporated by reference to Exhibit 10.5.09 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(23)	Incorporated by reference to Exhibit 10.5.10 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(24)	Incorporated by reference to Exhibit 10.5.11 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

Reference No.	Reference Description
(25)	Incorporated by reference to Exhibit 10.5.12 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(26)	Incorporated by reference to Exhibit 10.5.13 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(27)	Incorporated by reference to Exhibit 10.5.14 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(28)	Filed herewith.

(29)	Incorporated by reference to Exhibit 10.6.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(30)	Incorporated by reference to Exhibit 10.6.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(31)	Filed herewith.

(32)	Filed herewith.

(33)	Incorporated by reference to Exhibit 10.7.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(34)	Incorporated by reference to Exhibit 10.7.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(35)	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(36)	Incorporated by reference to Annex 3 of the Company’s Schedule 14A filed with the SEC on September 26, 2014.

(37)	Filed herewith.

(38)	Filed herewith.

(39)	Filed herewith.

(40)	Incorporated by reference to Exhibit 99.2 of the Company’s Form 10-K/A filed with the SEC on April 30, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBOARD RESOURCES, INC.

DATE: April 15, 2015	BY:	/s/ Michael J. Pawelek
Michael J. Pawelek,
Chief Executive Officer

Signature	Title	Date

/s/ Michael J. Pawelek	CEO and Director	April 15, 2015
Michael J. Pawelek

/s/ Peter Benz	Director	April 15, 2015
Peter Benz

/s/ Craig Dermody	Director	April 15, 2015
Craig Dermody

/s/ Charles S. Henry, III	Director	April 15, 2015
Charles S. Henry, III

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2014 AND 2013

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm	F-1 – F-2

Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Stockholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-20

Supplemental Information

Supplemental Oil and Natural Gas Disclosures	F-21 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Starboard Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Starboard Resources, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starboard Resources, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

April 15, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Starboard Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Starboard Resources, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starboard Resources, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Dallas, Texas
March 31, 2014

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2014	2013
		(See Note 2)
ASSETS

Current assets
Cash	$3,574,427	$5,794,417
Trade receivable	1,860,293	1,778,213
Joint interest receivable	508,001	60,374
Current Derivative Asset	1,699,156	-
Prepaid expenses	283,580	153,410

Total current assets	7,925,457	7,786,414

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of accumulated depletion	91,766,118	74,165,670
Other property and equipment, net of depreciation	103,757	168,631

Total oil and natural gas properties and other equipment, net	91,869,875	74,334,301

Other assets
Derivative Asset	66,930	-
Goodwill	959,681	959,681
Other	981,283	1,112,025

Total other assets	2,007,984	2,071,706

Total assets	$101,803,266	$84,192,421

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,835,145	$9,484,861
Joint interest revenues payable	828,924	967,780
Current derivative liability	-	62,834
Current maturities of notes payable	2,353,322	25,209
Current asset retirement obligations	428,258	366,360

Total current liabilities	9,445,649	10,907,044

Long-term liabilities
Derivative liabilities	-	51,187
Notes payable	23,161,567	12,531,879
Related party note payable	10,180,000	-
Deferred income tax	14,039,742	15,545,910
Asset retirement obligations	3,177,295	2,070,308

Total long-term liabilities	$50,558,604	$30,199,284

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31,	2014	2013
Commitments and contingencies		(See Note 2)

Stockholders' equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;
none issued and outstanding	-	-
Common stock, $.001 par value, authorized 150,000,000 shares;
12,362,336 shares issued at December 31, 2013 and 2012	12,362	12,362
Paid-in capital in excess of par	55,919,905	54,446,105
Retained deficit	(14,133,294)	(11,372,374)

Total stockholders' equity	41,798,973	43,086,093

Total liabilities and stockholders' equity	$101,803,226	$84,192,421

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

Years Ended December 31,	2014	2013
		(See Note 2)

Oil, natural gas, and related product sales	$20,172,792	$14,965,153

Expenses
Depreciation and depletion	10,140,152	6,436,366
Lease operating	5,457,471	4,237,207
General and administrative	3,876,698	3,087,034
Professional fees	986,774	777,655
Production taxes	695,693	434,623
Accretion of discount on asset retirement obligation	319,703	159,683
Exploration	80,853	43,794
Impairment of oil and gas properties	4,428,378	-
Gain on sale of assets	(2,115,967)	-

Total expenses	23,869,435	15,176,362

Operating loss	(3,696,643)	(211,209)

Other income (expense)
Interest income and expense	(2,617,481)	(586,542)
Going public delay expense	-	(425,005)
Gain (loss) from derivative contracts	2,065,998	(23,153)

Total other expense	(551,483)	(1,034,700)

Income (loss) before income taxes	(4,248,126)	(1,245,909)

Income tax (expense) benefit:
Current income tax (expense) benefit	(15,465)	(26,502)
Deferred income tax (expense) benefit	1,502,671	(273,402)

Total income tax (expense) benefit	1,487,206	(299,904)

Net loss	$(2,760,920)	$(1,545,813)

Net loss per basic and diluted common share	$(0.22)	$(0.13)

Weighted average basic and diluted common shares outstanding	12,362,336	12,362,336

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Year Ended December 31, 2014 and 2013

	Common Stock		Paid-in
	($.001 Par Value)		Capital in
	Shares	Amount	Excess of Par	(Deficit)	Total
Balances, January 1, 2012	12,362,336	$12,362	$53,247,305	$(9,826,561)	$43,433,106

Stock-based Compensation	-	-	1,198,800	-	$1,198,800

Net Loss	-	-	-	$(1,545,813)	$(1,545,813)

Balances, December 31, 2013 (See Note 2)	12,362,336	$12,362	$54,446,105	$(11,372,374)	$43,086,093

Stock-based Compensation	-	-	$1,473,800	-	$1,473,800

Net Loss	-	-	-	$(2,760,920)	$(2,760,920)

Balances, December 31, 2014	12,362,336	$12,362	$55,919,905	$(14,133,294)	$41,798,973

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2014	2013
		(See Note 2)

Cash Flows from Operating Activities
Net loss	$(2,760,920)	$(1,545,813)
Adjustments to reconcile net loss to net cash provided by operating activities	-	-
Depreciation and depletion	10,140,152	6,436,366
Impairment of oil and gas properties	4,428,378	-
Deferred income taxes	(1,506,168)	273,402
Stock-based compensation	1,473,800	1,198,800
Accretion of asset retirement obligation	319,703	159,683
Going public delay expense	-	425,005
Unrealized (gain) loss on derivative contracts	(1,880,107)	(45,348)
Accretion of debt issuance costs	192,739	210,832
Gain on asset sale	(2,115,916)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Trade receivable	(82,079)	(577,897)
Joint interest receivable	(447,627)	(4,653)
Prepaid expenses and other assets	71,808	(102,339)
Accounts payable and accrued liabilities	(1,134,686)	4,323,757
Joint interest revenues payable	(138,856)	409,948
	-
Net cash provided by operating activities	6,560,221	11,161,743

Cash flows from investing activities
Development of oil and natural gas properties	(16,492,626)	(16,103,521)
Acquisition of oil and natural gas properties	(16,803,448)	-
Proceeds from sale of oil and natural gas properties	1,891,743	1,780,629)
Acquisition of other property and equipment	(9,495)	-
Oil and natural gas abandonment costs	(27,345)	(47,806)
Other assets	-	(6,071)

Net cash used in investing activities	(31,441,171)	(14,376,769)

Cash flows from financing activities
Proceeds from notes payable, net of debt issuance costs	23,849,558	18,141,803)
Deferred offering costs	(86,231)	(150,738)
Repayments of notes payable	(1,102,367)	(10,018,481)

Net cash provided by financing activities	22,660,960	7,972,584

Net increase (decrease) in cash	(2,219,990)	4,757,558

Cash, beginning of year	5,794,417	1,036,859

Cash, end of year	3,574,427	5,794,417

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2014		2013

Supplemental disclosure of cash flow information
Cash paid during the period for taxes		3,835	-
Cash paid during the period for interest		$2,231,137	$377,144

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures		$1,537,638	$1,622,160
Capitalized asset retirement cost		$849,181	$52,792
Payable settled through asset sales		$3,872,674

Supplemental disclosure of non-cash financing transactions
Notes payable issued for purchase of equipment	$		$34,428

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These consolidated financial statements were approved and available for issuance on April 15, 2015. Subsequent events have been evaluated through this date.

Revision of prior period financial statements and out-of-period adjustments

During the year ended December 31, 2014, we identified and corrected an immaterial tax provision error that originated in prior periods. We assessed the materiality of the errors in accordance with the SEC guidance on considering the effects of prior period misstatements based on an analysis of quantitative and qualitative factors. Based on this analysis, we determined that the errors were immaterial to each of the prior reporting periods affected and, therefore, amendments of reports previously filed with the SEC were not required. However, we have concluded that correcting the errors in our 2014 financial statements would materially overstated results for the year ending December 31, 2014. Accordingly, we have reflected the correction of these prior period errors in the periods in which they originated and revised our consolidated balance sheet and consolidated statement of equity for the year ended December 31, 2013, and our consolidated statement of cash flows for the year ended December 31. 2013

The effect of the immaterial correction on the condensed consolidated balance sheet as of December 31, 2013 are as follows (in thousands):

	As Reported	Correction	As Revised

Deferred tax assets	$39	$(39)	$0
Total current assets	7,825	(39)	7,786
Total assets	$84,231	$(39)	$84,192

Deferred tax liabilities	$15,914	$(368)	$15,546
Total liabilities	41,474	(368)	41,106

Accumulated deficit	(11,701)	329	(11,372)
Total stockholders' equity	42,757	329	43,086
Total liabilities and stockholders' equity	$84,231	$(39)	$84,192

The effect of the corrections on the Company’sconsolidated statements of operations for the year ended December 31, 2013 are as follows:

	As Reported	Correction	As Revised
For the year ended December, 2013
Loss before income taxes	(1,246)	-	(1246)
Deferred income tax benefit (expense)	629	(329)	300
Net loss	$(1,875)	$(329)	$(1,546)

The effect of the corrections on the Company’s consolidated statements of cash flows for the year ended December 31, 2013 are as follows:

	As Reported	Correction	As Revised
For the year ended December 31, 2013
Cash flows from operating activities:
Net income (loss)	$(1,875)	$329	$(1,546)
Deferred income taxes	603	(329)	274
Other	12,434	-	12,434
Net cash provided by operating activities	11,162	-	11,162

Net cash used in investing activities	(14,377)	-	(14,377)

Net provided by financing activities	7,973	-	7,973
Net increase in cash	4,758	-	4,758
Cash, beginning of period	1,037	-	1,037
Cash, end of period	$5,794	-	$5,794

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

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves.  A determination of whether a well has found proved reserves is made shortly after drilling is completed.  The determination is based on a process that relies on interpretations of available geologic, geophysic and engineering data.  If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well.  Capitalized costs of producing oil and natural gas interests are depleted on a unit-of-production basis at the field level.

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

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For year December 31, 2014, the Company's impairment charge approximated $4,428,378. During the year-ended December 31, 2013 the Company did not incur an impairment charge.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. However, the Company only has one reporting unit. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. As of December 31, 2014 and 2013 and the years then ended there was no impairment of goodwill.

Deferred Offering Costs

The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) Topic 5A ‘‘Expenses of Offering’’. Deferred offering costs consist principally of accounting, legal and other fees incurred through the consolidated balance sheet dates that are related to a proposed initial public offering and that will be charged to stockholders’ equity upon the receipt of the offering proceeds or charged to expense if the offering is not completed. For the years ended December 31, 2014 and 2013, the Company incurred deferred offering costs of approximately $86,231 and $151,000, respectively, relating to expenses connected with the proposed offering. The deferred offering costs are included in other assets in the consolidated balance sheets.  Additionally, these costs are reviewed periodically by management for indications of impairment. For the years ended December 31, 2014 and 2013, the Company did not have an impairment charge.

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

Revenue Recognition and Natural Gas Imbalances

The Company utilizes the accrual method of accounting for natural gas and crude oil revenues, whereby revenues are recognized based on the Company’s net revenue interest in the wells upon delivery to third parties.  The Company will also enter into physical contract sale agreements through its normal operations.

Gas imbalances are accounted for using the sales method.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  However, the Company has no history of significant gas imbalances.

Cash

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2014 and 2013, the Company did not hold any cash equivalents.

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

Trade Receivable and Joint Interest Receivable

Trade receivable is comprised of accrued natural gas and crude oil sales and joint interest receivable is comprised of amounts owed to the Company from joint interest owners for their proportionate share of expenses.  Generally, operators of natural gas and crude oil properties have the right to offset joint interest receivables with revenue payables.  Accordingly, any joint interest owner that has a joint interest receivable and joint interest revenue payable as of December 31, 2014 and 2013 are shown at net in the accompanying consolidated balance sheets.

The Company performs ongoing credit evaluations of its customers’ and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management’s expectations.  In the event of complete non-performance by the Company’s customers and joint interest owners, the maximum exposure to the Company is the outstanding trade and joint interest receivable balance at the date of non-performance. For the years ended December 31, 2014 and 2013, the Company had no bad debt expense.

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

During the years ended December 31, 2014 and 2013, the Company incurred a stock based compensation expense of approximately $1,474,000 and $1,199,000, respectively, and is included in the accompanying consolidated statements of operations in general and administrative expenses.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases expense in that period. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2014.

 Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares. For the year ended December 31, 2014, there were 1,249,650 potentially dilutive non-vested restricted shares and stock options. For the year ended December 31, 2013, there were 349,650 potentially dilutive non-vested restricted shares. The potentially dilutive shares, for the December 31, 2014 and 2013, are considered antidilutive since the Company is in a net loss position and thus result in the basic net income (loss) per common share equaling the diluted net income (loss) per common share.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2014 and December 31, 2013:

				Balance as of
				December 31,
($ in thousands)	Level 1	Level 2	Level 3	2014
Assets (at fair value):
Derivative assets (oil put options)	$0	$1,766	$0	$1,766

				Balance as of
				December 31,
($ in thousands)	Level 1	Level 2	Level 3	2013
Liabilities (at fair value):
Derivative liabilities (oil collar and put options)	$0	$114	$0	$114

NOTE 4 – PROPERTY ACQUISITION

On March 26, 2014 (the “Acquisition Date”), the Company completed the purchase of oil and natural gas leases and leasehold interests (the “Oil and Natural Gas Properties”) from White Oak Resources VI, LLC and Permian Atlantis LLC (collectively the “Seller”) for the purpose of increasing the Company’s oil and natural gas operations in the Permian Basin. The assets acquired are: (a) oil and natural gas leases and leasehold interests in Winkler and Loving Counties in Texas and Lea County, New Mexico; (b) twenty-nine wellbores; and (c) any contracts or agreements related to the foregoing lands, leases and wells. The Oil and Natural Gas Properties include total acreage held by production of 5,160 gross developed acres (1,983.61 net developed acres). Additionally, producing wells and surrounding acreage have been unitized under Texas Railroad Commission regulations. Under the terms of the agreement, the Company purchased the Oil and Natural Gas Properties for $16,803,000 in cash, including before purchase price adjustments.

Unaudited Pro Forma Condensed Combined Financial Statements

The following unaudited pro forma financial statements give effect to the acquisition of the Oil and Natural Gas Properties. The unaudited pro forma condensed statement of operations for the year ended December 31, 2014 and 2013 reflects the acquisition of the Oil and Natural Gas Properties as if it had occurred on January 1, 2013.

It is not intended to be indicative of the Company's results of operations or financial position that might have been achieved had the acquisition been completed as of the dates presented, or the Company's future results of operations or financial position.

in thousands, except share data	Year Ended December 31, 2014	Year Ended December 31, 2013
Oil, natural gas, and related product sales	$20,855	$17,512

Net loss	$2,442	$92

Net loss per basic and diluted common share	$0.20	$0.00

Weighted average basic and diluted common shares outstanding	12,362,336	12,362,336

Financial Statement Presentation and Purchase Price Allocation

The following table summarizes the purchase price and values of assets acquired and liabilities assumed:

Fair value of assets acquired and liabilities assumed (in thousands)
Proved oil and natural gas properties (1)	$17,662
Revenue payable	(27)
Asset retirement obligations	(832)
Total fair value of assets acquired and liabilities assumed, net	$16,803

Cash consideration transferred	$16,803

(1) Amount includes asset retirement costs of approximately $832.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at December 31, 2014 and December 31, 2013:

($ in thousands)	December 31, 2014	December 31, 2013
Oil and natural gas properties
Proved-developed producing properties	$96,691	$72,208
Proved-developed non-producing properties	2,880	1,384
Proved-undeveloped properties	13,330	9,410
Unproved properties	1,996	4,208
Less: Accumulated depletion	(23,131)	(13,044)
Total oil and natural gas properties, net of accumulated depletion	$91,766	$74,166

 NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties.  The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties.  The liability has been accreted to its present value as of the end of each period.  At December 31, 2014 and December 31, 2013, the Company evaluated 169 and 125 wells, respectively, and has determined a range of abandonment dates between January 2014 and September 20632061.  The following table represents a reconciliation of the asset retirement obligations for the year ended December 31, 2014 and December 31, 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013
($ in thousands)
Asset retirement obligations, beginning of period	$2,437	$2,272
Additions to asset retirement obligation	859	43
Liabilities settled during the period	0	(48)
Accretion of discount	320	160
Revision of estimate	(10)	10
Asset retirement obligations, end of period	$3,606	$2,437

The assert retirement liability is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

NOTE 7 – GOING PUBLIC DELAY FEE

We entered a “Securities Purchase and Exchange Agreement” dated June 10, 2011, with Longview Marquis Master Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC (collectively “Summerline”).  The Agreement says if the Company, for any reason, does not go public on or before that date that is one hundred fifty days after the June 13, 2011 (the “Going Public Delay Date”), the Company shall pay to each applicable stockholder an aggregate amount equal to the product of (i) such stockholder’s allocation percentage multiplied by (ii) $60,715 (the “Going Public Delay Fee”) on the last business day of each calendar month, for each such calendar month following the Going Public Delay Date through and including the date of going public (the “Going Public Delay Period”). For any partial calendar months during the Going Public Delay Period, the Going Public Delay Fee shall be pro-rated appropriately. For the year ended December 31, 2013, the Company has incurred a delay fee of approximately $425,000 which is currently included in accrued liabilities on the accompanying condensed consolidated balance sheets.

Effective August 6, 2013, the Company ceased to incur Going Public Delay Fees due to an effective Form 10 filing.

NOTE 8 – DERIVATIVES

We use derivatives to hedge our oil production.  Our current hedge position consists put options, of some which have deferred premiums paid at settlement. These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instrument, which we utilize entirely to hedge our production and do not enter into for speculative purposes. We have not designated the derivative contracts as hedges for accounting purposes, and accordingly, we record the derivative contracts at fair value and recognize changes in fair value in earnings as they occur.

At December 31, 2014, we had the following open crude oil derivative contracts:

			December 31, 2014
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price	Fair Value (in thousands)
Jan.2015 – Oct. 2015	Put	Crude Oil	5,000			77.00 – 80.00	999
Nov. 2015 – Dec. 2015	Put	Crude Oil	2,800			80.00	110
Jan. 2015 – Dec. 2015	Put	Crude Oil	4,000			70.00	590
Jan.2016 – March 2016	Put	Crude Oil	1,500			75.00	67

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

Fair Value of Derivative Financial Instruments

(amounts in thousands)	December 31, 2014	December 31, 2013
Derivative financial instruments - Current asset	$1,699	$0
Derivative financial instruments - Long-term assets	67	0
Derivative financial instruments - Current liabilities	0	(63)
Derivative financial instruments - Long-term liabilities	0	(51)
Net derivative financial instruments	$1,699	$(114)

Effect of Derivative Financial Instruments

	December 31,
(amounts in thousands)	2014	2013
(Gain)/loss from derivative contracts	$2,066	$-

NOTE 9 – NOTES PAYABLE

On June 27, 2013, the Company entered into a credit agreement (“Credit Agreement”) with Independent Bank to borrow up to $100,000,000 at a current rate of 4.00% annum. The Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties and refinance the prior bank facility.  At December 31, 2014 and December 31, 2013, the Company had approximately $22,495,780 and $12,436,000, respectively, in borrowings outstanding under the Credit Agreement.

The Credit Agreement provides for a borrowing base of $23,500,000 as of December 31, 2014, which is re-determined semi-annually and upon requested special redeterminations.  Additionally, the borrowing base may be adjusted at the financial institution’s discretion which is based in part upon external factors over which the Company has no control. If the re-determined borrowing base were to be less than outstanding borrowings under the Credit Agreement, the Company would be required to repay the deficit. The Company incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. The Credit Agreement matures at June 1, 2016.

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

On March 26, 2014, the Company entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund the development of the Company’s acquisition of oil and natural gas properties (see note 4).  The term loan had an outstanding balance of approximately $2,941,000 outstanding at December 31, 2014. The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.

        The loan under the term agreement bears interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate”, plus the applicable margin of 3.00% or (2) the floor rate of 6.75%.

        On April 15, 2015 the Company entered into the Fourth Amendment to the Credit Agreement with Independent Bank (“Amendment”). The agreement provides that the borrowing base is $21,750,000 as of the date of the Amendment that will be reduced by $250,000 per month before September 1, 2015 and $350,000 per month thereafter, unless re-determined after 150 days from the date of the Amendment. The Company is obligated to provide Independent Bank an engineering report acceptable to the Bank before September 1, 2015 showing proven and producing and proven undeveloped oil and gas reserves, discounted present value of future net income for the Company’s oil and gas properties as of September 1, 2015, projections of annual rate of production, gross income and net income relating to these reserves and take-or-pay, prepayment and gas balancing obligations.

        The Amendment also allows the assignment of an overriding royalty interest as stated in the related amendment to the Intercreditors’ Agreement between Independent Bank, the Company and SOSventures, LLC.

        The Company is obligated to commence drilling a well in the Crittendon Field within 45 days of the date of the Amendment and a second well in the Crittendon Field within 90 days of the date of the Amendment.

        The Amendment includes a suspension of Independent Bank’s rights to exercise its remedies prior to 150 days after the Amendment caused solely by the occurrence of a borrowing base deficiency. It also includes a suspension of Independent Bank’s obligation to extend loans, letters of credit or renewals or extensions of letters of credit agreement under the Credit Agreement for 150 days after the date of the Amendment.

        The Amendment further provides that the Company will be required execute and maintain crude oil hedges on a minimum of 80.0% of Projected Production on a rolling 20 months basis. The table below details the Borrower’s existing and required crude hedges through 2016.

        The Company is also obligated to repay its term loan at closing with both principal and interest, repay the note principal to reduce the note to no more than the borrowing base, including the repayment of interest, pay certain fees, deposit $5,000,000 into a special account and deliver a commitment letter from SOSventures to provide an additional $2,000,000 of availability under the Subordinated credit facility with SOSventures, LLC for drilling capital.

NOTE 10 – STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS

On April 1, 2012, the Company entered into employment agreements (the “Employment Agreement”) which provided a restricted stock grant and a conditional performance award to key members of management.

The restricted stock grant of 349,650 shares had a grant date fair value of $10.00 per share and vests in full upon the earlier of an initial public offering (“IPO”) which includes the sale of shares to the public, a business combination whereas 50% or more of the voting power is transferred to the new owners, or March 1, 2015.  During the twelve months ended December 31, 2014 and 2013, the Company incurred a stock-based compensation expense of approximately $1,474,000 and $1,199,000, respectively, related to the restricted stock grant, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.  As of December 31, 2014 and December 31, 2013, there was approximately $299,700 and $1,498,500, respectively, of unrecognized stock-based compensation expense related to the non-vested restricted stock grant. At December 31, 2014 and December 31, 2013, this unrecognized stock-based compensation is expected to be expensed on a straight-line basis over 3 and 15 months. As of December 31, 2014 and as of December 31, 2013, there have been no forfeitures associated with the restricted stock grant.

Additionally, the Employment Agreement provides for a conditional performance award where if an IPO occurs, the employee will receive: (1) a cash payment of 1% of the difference between the Company market capital and the book value at the time of the IPO, (2) common stock options to purchase 1.0% of the fully-diluted capital stock as of the IPO date and IPO price which will vest over a four year period and contain a cashless exercise, (3) common stock options to purchase 1.0% of the fully-diluted capital stock as of the 2nd anniversary of the IPO date at the closing price of the common stock on the 2nd anniversary date of the IPO and will vest six years after the grant and contain a cashless exercise.  As of the twelve months months ended December 31, 2014 and 2013, the conditional performance feature is not probable and as such, no compensation expense related to the conditional performance feature has been recognized.

On August 30, 2014, the Company amended and restated the Employment Agreement which provided for additional stock options.

The equity award of options to purchase 900,000 shares at the exercise price of $4.75 per share and vesting over three years from September 4, 2014 with a one-year cliff (in respect of 300,000 shares) and monthly vesting thereafter of 25,000 shares over the remaining two years. For the year ended, the Company incurred a stock-based compensation expense of approximately $275,000 related to stock option, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.  As of December 31 2014, there was approximately $2,200,000 of unrecognized stock-based compensation related to the non-vested stock options.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted were as follows:

2014
Risk-free interest rate	1.87%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5.72 years

The following table summarizes information about stock option activity and related information for the year ended December 31, 2014:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2013	-	$-	$-	-
Granted	900,000	4.75	2.75	10
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2014	900,000	4.75	2.75	10
Exercisable at December 31, 2014	-	-	-	-

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

On May 30, 2014, the Company amended its credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $20,000,000 at an 18.00% interest rate.  As of December 31, 2014, the Company has borrowed $10,000,000 under this agreement.

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

        On April 15, 2015 the Company entered the Second Amendment to the First Amendment and Restated Credit Agreement and several other agreements which provided that SOSventures, LLC will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittendon Field referenced in the Independent Bank Amendment. Further, SOSventures, LLC will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittendon Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, LLC shall receive warrants to purchase 2,542,397 of the Company's common shares for $1.00 per share with a two-year term. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

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

NOTE 13 – STOCKHOLDER’S EQUITY

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

Preferred Shares

The Company is authorized to issue up to 10,000,000 preferred shares, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.  No preferred shares were issued and outstanding as of December 31, 2014 and 2013.

Common Shares

The Company has a single class of common shares that have the same rights, preferences, limitations, and qualifications. The Company is authorized to issue up to 150,000,000 shares, par value $0.001 per share, in the aggregate and from time to time may increase the number of shares authorized.

NOTE 14 – INCOME TAXES

For the years ended December 31, 2014 and 2013, the Company estimated that its current and deferred tax provision was as follows:

	2014	2013
Current taxes
Federal
State	(15,465)	(26,502)
	(15,465)	(26,502)

Deferred taxes
Federal	1,449,296	(402,379)
State	53,375	128,977
	1,502,671	(273,402)
Total current and deferred tax benefit/(expense)	1,487,206	(299,904)

A reconciliation of income tax expense (benefit) computed by applying the U.S. federal statutory income tax rate and the reported effective tax rate on income for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Income tax benefit calculated using the federal statutory income tax rate	1,444,432	423,609
State income taxes, net of federal income taxes	37,910	102,475
Permanent differences, rate changes and other	4,864	(825,988)
Total income tax benefit (expense)	1,487,206	(299,904)

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carryforward	6,864,241	4,195,157
Stock-based compensation	1,214,378	713,286
Asset retirement obligations	1,225,887	828,467
Derivatives		38,767
Other	5,784	-
Total deferred tax assets	9,310,290	5,775,677

Deferred tax liabilities:
Oil and gas properties and fixed assets	(22,749,563)	(21,321,587)
Derivatives	(600,469)
Total deferred tax liabilities	(23,350,032)	(21,321,587)

Net deferred tax liability	(14,039,742)	(15,545,910)

At December 31, 2014, the Company has net operating losses as follows:

	Amount	Expiration
Net operating losses:
Federal	$19,819,471	Dec. 2032 to 2034
State	3,175,043	Dec. 2032 to 2034

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

Capitalized Costs

The following table presents a summary of the Company’s oil and natural gas properties at December 31, 2014 and 2013:

($ in thousands)	2014	2013
Oil and natural gas properties
Proved-developed producing properties	$96,691	$72,208
Proved-developed non-producing properties	2,880	1,384
Proved-undeveloped properties	13,330	9,410
Unproved properties	1,996	4,208
Less: Accumulated depletion	(23,131)	(13,044)
Total oil and natural gas properties, net of accumulated depletion	$91,766	$74,166

Costs Incurred

The following table summarizes costs incurred in oil and natural gas property acquisition, exploration, and development activities.  Property acquisition costs as those incurred to purchase lease or otherwise acquire property, including both undeveloped leasehold and the purchase of reserves in place. Exploration costs include costs of identifying areas that may warrant examination and examining specific areas that are considered to have prospects containing oil and natural gas reserves, including costs of drilling exploratory wells, geological and geophysical costs, and carrying costs on undeveloped properties.  Development costs are incurred to obtain access to proved reserves, including the cost of drilling development wells, and to provide facilities for extracting, treating, gathering and storing oil and natural gas.  Additionally, costs incurred also include new asset retirement obligations established. Asset retirement obligations included in the tables below in the as reported columns for the years ended December 31, 2014 and 2013 were approximately $849,000 and $42,000, respectively

Costs incurred (capitalized and charged to expense) in oil and natural gas activities for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Acquisitions of proved properties	$16,803,448	$-
Exploration	785,314	43,794
Development	17,244,950	15,926,200
Total costs incurred	$34,833,712	$15,969,994

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Oil and Natural Gas Operating Results

Results of operations from oil and natural gas producing activities for the years ended December 31, 2014 and 2013, excluding Company overhead and interest costs, were as follows:

	2014	2013
Oil, natural gas and related product sales	$20,172,792	$14,965,153
Lease operating costs	(5,457,471)	(4,237,207)
Production taxes	(695,693)	(434,623)
Exploration costs	(80,533)	(43,794)
Depletion	(5,457,471)	(6,386,669)
Impairment	(4,428,378)	-
Results of operations from oil and natural gas producing activities	$4,053,246	$3,862,860

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Proved Reserves Methodology

The Company’s estimated proved reserves, as of December 31, 2014 and 2013, are made in accordance with the SEC’s final rule, Modernization of Oil and Gas Reporting, which amended Rule 4-10 of Regulation S-X (the “Final Rule”).  As defined by the Final Rule, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods, and government regulations. Projects to extract the hydrocarbons must have commenced or an operator must be reasonably certain that it will commence the projects within a reasonable time. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the projects. Further requirements for assignment of estimated proved reserves include the following:

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

STARBOARD RESOURCES, INC. AND SUBSIDIARIES SUPPLEMENTAL INFORMATION Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued) PROVED-DEVELOPED AND UNDEVELOPED RESERVES	Crude Oil (Bbl)	Natural Gas (Mcf)

December 31, 2012	3,497,860	9,446,650
Revisions of previous estimates	(282,828)	(861,839
Extensions and discoveries	562,723	562,130
Acquisitions of reserves
Sales of reserves
Production	(126,845)	(507,321)
December 31, 2013	3,650,910	8,639,620
Revisions of previous estimates	(772,982)	(742,628)
Extensions and discoveries	558,000	333,230
Acquisitions of reserves	797,360	3,811,000
Sales of reserves	(59,370)	(474,930)
Production	(180,898)	(758,638)
December 31, 2014	3,993,020	10,771,270

PROVED DEVELOPED RESERVES
December 31, 2014	853,560	4,324,760
December 31, 2013	484,610	2,100,200

The following table presents the Company’s changes in proved undeveloped reserves.

PROVED UNDEVELOPED RESERVES	Crude Oil (Bbl)	Natural Gas (Mcf)

December 31, 2012	3,071,680	7,120,210
Revisions of previous estimates	(237,423)	(452,650)
Extensions and discoveries	562,723	562,130
Acquisitions of reserves	-	-
Sales of reserves	-	-
Transfer to developed	(230,680)	(690,270)
December 31, 2013	3,166,300	6,539,420
Revisions of previous estimates	(764,160)	(1,396,210)
Extensions and discoveries	540,350	237,800
Acquisitions of reserves	531,350	1,887,730
Sales of reserves	(59,370)	(474,930)
Transfer to developed	(334,170)	(822,240)
December 31, 2014	3,598,810	6,462,010

Approximately $12,558,000 was spent during 2014 related to proved undeveloped reserves that were transferred to proved developed reserves. Estimated future development costs relating to the development of proved undeveloped reserves are projected to be approximately $11 million for 2015, $17 million for 2015, and $36 million for 2016.

Future cash flows are computed by applying a first-day-of-the-month 12-month average price of natural gas (Henry Hub) and oil (West Texas Intermediate) to year end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.  For the year ended December 31, 2014, the oil and natural gas prices were applied at $95.28/Bbl and $4.36/MMBtu, respectively, in the standardized measure. For the year ended December 31, 2013, the oil and natural gas prices were applied at $96.90/Bbl and $3.67/MMBtu, respectively, in the standardized measure. Each of the reference prices for oil and natural gas were adjusted for quality factors and regional differences.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves

The following tables, which presents a standardized measure of discounted future cash flows and changes therein relating to proved oil and gas reserves as of December 31, 2014 and 2013, for the years ended December 31, 2014 and 2013, is presented pursuant to ASC 932. In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as being representative of the fair market value of the Company’s proved oil and gas reserves.

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

Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2014

Future cash inflows	$435,341,260
Less: Production costs	(104,680,910)
Development costs	(92,010,030)
Future income taxes	(72,379,134)
Future net cash flows	166,271,186
10% discount factor	(76,155,055)
StStandardized measure of discounted future net cash flows	$90,116,131

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2014

Standardized measure - beginning of year	$91,073,201
Increase (decrease)
Sales, net of production costs	(13,632,609)
Net changes in prices and production costs	(8,272,410)
Development costs incurred during year	14,252,896
Changes in future development costs	(23,346,670)
Extensions, discoveries, and improved recoveries	15,039,952
Revisions of previous quantity estimates	(22,903,692)
Accretion of discount	15,988,173
Net change in income taxes	3,763,259
Purchases and sales of mineral interests	18,320,370
Change in production rates and other	(166,339)
Standardized measure - end of year	$90,116,131

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

Significant Changes in Reserves for the Year Ended December 31, 2014

Net Changes in Prices and Production Costs: For the year ended December 31, 2014, the oil and natural gas prices were applied at $95.28/Bbl and $4.36/MMBtu, respectively, in the standardized measure. At December 31, 2013, the oil and natural gas prices were applied at $96.90/Bbl and $3.67/MMBtu, respectively, in the standardized measure. The increase in oil and natural gas prices resulted in a significant increase in future expected cash flows and reserves. Each of the reference prices for oil and natural gas were adjusted for quality factors and regional differences.

Extensions, Discoveries, and Improved Recoveries: During the year ended December 31, 2014, the Company had extensions and discoveries of 558,000 Bbl of crude oil and 333,230 Mcf of natural gas from primarily newly identified drilling opportunities in the Eaglebine oil and natural gas reservoirs as well as new drills in Oklahoma.

Revisions of Previous Quantity Estimates: During the year ended December 31, 2014, the Company adjusted its previous estimates by (772,982) Bbl of crude oil and (758,638) Mcf of natural gas from primarily revisions of proved undeveloped reserves that the Company currently has interests in due to increases in estimated production costs and the requirement that a development plan for the undeveloped oil and gas reserves must be adopted indicating that such reserves are scheduled to be drilled within five years under SEC Regulation S-X Rule 4-10(a)(31)(ii).

Purchases and sales of mineral interests: During the year ended December 31, 2014, the Company purchased the Crittendon Field.

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

Accretion of Discount: Accretion during the year ended December 31, 20132012

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

Extensions, Discoveries, and Improved Recoveries: During the year ended December 31, 2012, the Company had extensions and discoveries of 1,037,240 Bbl of crude oil and 344,575 Mcf of natural gas from primarily newly identified drilling opportunities in the Eaglebine and Hunton oil and natural gas reservoirs2012, the Company adjusted its previous estimates by (760,571) Bbl of crude oil and 171,497 Mcf of natural gas from primarily revisions of proved undeveloped reserves that the Company currently has interests in due to decreases in future forecasted prices of oil and natural gas and increases in estimated production costs.

Accretion of Discount: Accretion during the year ended December 31, 2012 was the result of accretion of the future net revenues at a standard rate of 10% due to the passage of time.