Form 10-Q
period 2015-03-31
Starboard Resources Inc.
filed 2015-05-15
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 1, 2015 there were 12,711,986 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

STARBOARD RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

Part I – Financial Information

Item 1.   Financial Statements

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value and share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$1,358	$3,574
Trade receivables	1,229	1,860
Joint interest receivables	373	508
Current derivative assets	1,570	1,699
Prepaid expenses	270	284

Total current assets	4,800	7,925

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of accumulated depletion	89,885	91,766
Other property and equipment, net of depreciation	92	104

Total oil and natural gas properties and other equipment, net	89,977	91,870

Other assets

Goodwill	960	960
Derivative assets	-	67
Other	928	981

Total other assets	1,888	2,008

Total assets	$96,665	$101,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value and share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,377	$5,835
Joint interest revenues payable	711	829
Current maturities of related party notes payable	10,785	-
Current maturities of notes payable	2,202	2,353
Current asset retirement obligations	436	428

Total current liabilities	17,511	9,445

Long-term liabilities
Derivative liabilities	6	-
Notes payable	22,547	23,162
Related party note payable	-	10,180
Deferred tax liabilities	13,751	14,040
Asset retirement obligations	3,233	3,177

Total long-term liabilities	39,537	50,559

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;
none issued and outstanding	-	-
Common stock, $.001 par value, authorized 150,000,000 shares;
12,711,986 shares issued at March 31, 2015 and 12,362,336 shares issued at December 31, 2014	13	12
Paid-in capital	56,426	55,920
Accumulated deficit	(16,822)	(14,133)

Total stockholders’ equity	39,617	41,799

Total liabilities and stockholders’ equity	$96,665	$101,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2015	2014

Oil, natural gas, and related product sales	$2,757	$3,807

Expenses
Depreciation and depletion	2,507	1,704
Lease operating	1,126	919
General and administrative	1,342	976
Professional fees	211	277
Production taxes	103	110
Accretion of discount on asset retirement obligation	63	37
Exploration	21	14

Total expenses	5,373	4,037

Operating (loss)	(2,616)	(230)

Other income (expense)
Interest expense	(773)	(250)
Realized/unrealized gain (loss) from derivative contracts	414	(2)
Gain on sale of assets, net	(2)	-
Total other income (expense), net	(361)	(252)

Income (Loss) before income taxes	(2,977)	(482)

Income tax benefit / (expense):
Current income tax benefit / (expense)	-	-
Deferred income tax benefit / (expense)	288	225
Total income tax benefit/(expense)	288	225

Net (loss)	$(2,689)	$(257)

Net (loss) per basic and diluted
common share	$(0.22)	$(0.02)

Weighted average basic
common shares outstanding	12,482,711	12,362,336

Weighted average diluted
common shares outstanding	12,482,711	12,362,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(2,689)	$(257)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Depreciation and depletion	2,507	1,704
Deferred income taxes	(288)	(225)
Stock-based compensation	506	300
Accretion of asset retirement obligation	63	37
Cash received (paid) for settlement of derivative instruments		(17)
Unrealized lossfrom derivative contracts	202	-
Loss on asset sales	2	-
Amortization of debt issuance costs	54	38
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Trade receivables	631	164
Joint interest receivables	135	(890)
Prepaid expenses and other assets	15	16
Accounts payable and accrued liabilities	(2,151)	(1,247)
Joint interest revenues payable	(118)	(151)
Net cash provided (used) by operating activities	(1,131)	(528)

Cash flows from investing activities
Acquisition and development of oil and natural gas properties	(316)	(4,370)
Acquisition of White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties		(17,383)
Proceeds from sales of oil and natural gas properties	3	-
Prepaid drilling costs	-	(351)
Oil and natural gas abandonment costs	-	-
Net cash (used) in investing activities	(313)	(22,104)

Cash flows from financing activities
Proceeds from notes payable	-	20,166
Debt issuance costs	-	-
Repayments of notes payable	765	-
Deferred offering costs	(7)	(15)
Net cash provided by financing activities	(772)	20,151

Net increase (decrease) in cash	(2,216)	(2,481)
Cash, beginning of period	3,574	5,794
Cash, end of period	$1,358	$3,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$270	$250

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures	$298	$1,699
Capitalized asset retirement cost	$-	$(829)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q, and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014

Principles of Consolidation

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

If an exploratory well is determined to be unsuccessful, the capitalized drilling costs are charged to expense in the period the determination is made.  If a determination cannot be made as to whether the reserves that have been found can be classified as proved, the cost of drilling the exploratory well is not carried as an asset for more than one year following completion of drilling.  If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired and its costs are charged to expense.  Its cost can, however, continue to be capitalized if a sufficient quantity of reserves is discovered in the well to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For the three months ended March 31, 2015 and the year December 31, 2014, the Company's impairment charge was $0 and $4,428,378.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases expense in that period. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2015.

 Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares. For the three month period ended March 31, 2015, there were 900,000 potentially dilutive non-vested restricted shares and stock options. For the three month period ended March 31, 2014, there were 349,650 potentially dilutive non-vested restricted shares. The potentially dilutive shares and options, for March 31, 2015 and 2014, are considered antidilutive since the Company is in a net loss position and thus result in the basic net income (loss) per common share equaling the diluted net income (loss) per common share.

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

The Company’s estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to prove undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to the oil and natural gas properties.

New Accounting Pronouncement

 In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers. This new standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Adoption of the new standard is effective for reporting periods beginning after December 15, 2016, with early adoption not permitted.  The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2017.

Reclassification

Certain amounts from 2014 have been reclassified for comparative purposes for 2015.

NOTE 3 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

				Balance as of
				March 31,
($ in thousands)	Level 1	Level 2	Level 3	2015
Assets (at fair value):
Derivative assets (oil collar and put options)	$	$1,570	$	$1,570

Liabilites (at fair value):
Derivative liabilities (oil collar and put options)	$	$6	$	$6

				Balance as of
				December 31,
($ in thousands)	Level 1	Level 2	Level 3	2014
Assets (at fair value):
Derivative assets (oil put options)	$0	$1,766	$0	$1,766

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

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at March 31, 2015 and December 31, 2014:

($ in thousands)	Three Month Period Ended March 31, 2015	Year Ended December 31, 2014
Oil and natural gas properties
Proved-developed producing properties	$101,423	$96,691
Proved-developed non-producing properties	2,736	2,880
Proved-undeveloped properties	13,262	13,330
Unproved properties	2,045	1,996
Less: Accumulated depletion	(29,581)	(23,131	))))
Total oil and natural gas properties, net of accumulated depletion	$89,885	$91,766

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties.  The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties.  The liability has been accreted to its present value as of the end of each period.  At March 31, 2015 and December 31, 2014, the Company has determined a range of abandonment dates through March 2061.  The following table represents a reconciliation of the asset retirement obligations:

($ in thousands)	Three Month Period Ended March 31, 2015	Year Ended December 31, 2014
Asset retirement obligations, beginning of period	$3,606	$2,437
Additions to asset retirement obligation	-	859
Liabilities settled during the period	-	0
Accretion of discount	63	320
Revision of estimate	-	(10)
)Asset retirement obligations, end of period	$3,669	$3,606

The assert retirement liability is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

NOTE 7 – GOING PUBLIC DELAY FEE

We entered a “Securities Purchase and Exchange Agreement” dated June 10, 2011, with Longview Marquis Master Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC (collectively “Summerline”).  The Agreement provides that the Company, for any reason, does not go public on or before that date that is one hundred fifty days after the June 13, 2011 (the “Going Public Delay Date”), the Company shall pay to each applicable stockholder an aggregate amount equal to the product of (i) such stockholder’s allocation percentage multiplied by (ii) $60,715 (the “Going Public Delay Fee”) on the last business day of each calendar month, for each such calendar month following the Going Public Delay Date through and including the date of going public (the “Going Public Delay Period”). For any partial calendar months during the Going Public Delay Period, the Going Public Delay Fee shall be pro-rated appropriately. For the year ended December 31, 2013, the Company has incurred a delay fee of approximately $425,000 which is currently included in accrued liabilities on the accompanying condensed consolidated balance sheets.

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

            At March 31, 2015, we had the following open crude oil derivative contracts:

			March 31, 2015
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price	Fair Value (in thousands)
Jan.2015 – Oct. 2015	Put	Crude Oil	5,000			77.00 – 80.00	826
Nov. 2015 – Dec. 2015	Put	Crude Oil	2,800			80.00	124
Jan. 2015 – Dec. 2015	Put	Crude Oil	4,000			70.00	541
Jan.2016 – March 2016	Put	Crude Oil	1,500			75.00	73
Jan.2016 – Dec 2016	Collar	Crude Oil	3,000	54.00	79.30		0

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

Fair Value of Derivative Financial Instruments

(amounts in thousands)	March 31, 2015	December 31, 2014
Derivative financial instruments - Current asset	1,570	$1,699
Derivative financial instruments - Long-term assets	0	67
Derivative financial instruments - Current liabilities	0	0
Derivative financial instruments - Long-term liabilities	(6)	0
Net derivative financial instruments	1,564	$1,766

 Effect of Derivative Financial Instruments

(amounts in thousands)	March 31, 2015	December 31, 2014
Realized gain/(loss) on settlement of derivative contracts	$616	$(19)
Unrealized gain/(loss) from derivative contracts	(202)	17
Realized/Unrealized gain/(loss) from derivative contracts	414	(2)

NOTE 9 – NOTES PAYABLE

On June 27, 2013, the Company entered into a credit agreement (“Credit Agreement”) with Independent Bank to borrow up to $100,000,000 at a current rate of 4.00% annum. The Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties and refinance the prior bank facility.  At March 31, 2015 and December 31, 2014, the Company had approximately $22,500,000 in borrowings outstanding under the Credit Agreement.

The Credit Agreement provides for a borrowing base of $23,500,000 as of March 31, 2015, which is re-determined semi-annually and upon requested special redeterminations.  Additionally, the borrowing base may be adjusted at the financial institution’s discretion which is based in part upon external factors over which the Company has no control. If the re-determined borrowing base were to be less than outstanding borrowings under the Credit Agreement, the Company would be required to repay the deficit. The Company incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. The Credit Agreement matures on June 1, 2016.

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

On March 26, 2014, the Company entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund the development of the Company’s acquisition of oil and natural gas properties. The term loan had an outstanding balance of approximately $2,181,000 and $2,941,000 outstanding at March 31, 2015 and December 31, 2014, respectively. The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.

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

The Company repaid its term loan at closing with both principal and interest, repaid the note principal to reduce the note to no more than the borrowing base, including the repayment of interest, pay certain fees, deposit $5,000,000 into a special account and SOSventures provided an additional $2,000,000 of availability under the Subordinated credit facility with SOSventures, LLC for drilling capital.

NOTE 10 – STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS

On April 1, 2012, the Company entered into employment agreements (the “Employment Agreement”) which provided a restricted stock grant and a conditional performance award to key members of management.

The restricted stock grant of 349,650 shares had a grant date fair value of $10.00 per share and vests in full upon the earlier of an initial public offering (“IPO”) which includes the sale of shares to the public, a business combination whereas 50% or more of the voting power is transferred to the new owners, or March 1, 2015.  Those 349,650 shares were earned by the employee recipients and issued to them during the three month period ending March 31, 2015.

During the three months ended March 31, 2015 and 2014, the Company incurred a stock-based compensation expense of approximately $506,000 and $300,000, respectively, related to the restricted stock grant, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.   As of March 31, 2015, the Company released 349,650 shares to members of management.

Additionally, the Employment Agreement provides for a conditional performance award where if an IPO occurs, the employee will receive: (1) a cash payment of 1% of the difference between the Company market capital and the book value at the time of the IPO, (2) common stock options to purchase 1.0% of the fully-diluted capital stock as of the IPO date and IPO price which will vest over a four year period and contain a cashless exercise, (3) common stock options to purchase 1.0% of the fully-diluted capital stock as of the 2nd anniversary of the IPO date at the closing price of the common stock on the 2nd anniversary date of the IPO and will vest six years after the grant and contain a cashless exercise.  As of the three month period ended March 31, 2015 and 2014, the conditional performance feature is not probable and as such, no compensation expense related to the conditional performance feature has been recognized.

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

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted were as follows:

2014
Risk-free interest rate	1.87%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5.72 years

The following table summarizes information about stock option activity and related information for the year ended December 31, 2014:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)
Outstanding at March 31, 2014	-	$-	$-	-
Granted	900,000	4.75	2.75	10
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2014	900,000	4.75	2.75	10
Exercisable at December 31, 2014	-	-	-	-

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

On May 30, 2014, the Company amended its credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $20,000,000 at an 18.00% interest rate.  As of March 31, 2015, the Company has borrowed $10,000,000 under this agreement.

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

Shareholder Lawsuit

On April 17, 2015, Starboard Resources, Inc. was served with a lawsuit filed in Bexar County, Texas by William F. Pettinati, Jr., Nicholas Garofolo, Sigma Gas Barbastella Fund and Sigma Gas Antrozous Fund against Starboard Resources, Inc., its directors, its Chief Operating Officer, Edward Shaw, its former Chief Financial Officer, Eric Alfuth, our stockholder, Bradford Higgins, and Sean O’Sullivan, the managing director of our stockholder, SOSventures, LLC.   Mr. Pettinati, Mr. Garofalo and the Sigma Gas Antrozous Fund are stockholders.  Mr. Pettinati owns 145,112 shares, Mr. Garofalo owns 226,680 common stock shares and Sigma Gas Antrozous Fund owns 44,610 common stock shares. Combined these stockholders account for approximately 3.3% of our outstanding common stock.  These stockholders became our stockholders in February 2014.

The Plaintiffs allege several derivative and direct causes of action, many of which relate to alleged actions that pre-date their becoming stockholders in February 2014.  These derivative claims include, breach of fiduciary duty, waste of corporate assets, concerted action and conspiracy, joint enterprise, agency, alter ego, exemplary damages, and unjust enrichment. The direct claims include, breach of fiduciary duty, conversion, shareholder oppression, concerted action and conspiracy, declaratory judgment that the distribution of stock to the plaintiffs was invalid, joint enterprise, agency, alter ego, exemplary damages, concerted action and conspiracy and failure to allow for inspection of books and records.

Many of the allegations relate to events that allegedly happened before the plaintiffs became stockholders, including the distributions from certain partnerships that led to the Plaintiffs becoming stockholders in February 2014.  For actions after February 2014, Plaintiffs complain that our common stock still lacks a trading venue, that a books and records request was not honored, that we “delayed” our public offering, that SOSventures LLC had allegedly taken steps to “foreclose” on the our assets under our subordinated credit agreement with SOSventures, LLC and that we filed for an extension to the filing date for our Form 10-K for the year ending December 31, 2014.

The matter is styled Sigma Barbastella Fund et al v. Charles S. Henry, III et al. and it is Cause No. 20105-CI-05672 in the 224th District Court in Bexar County, Texas.

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our total proved reserves, based on our January 1, 2015 independent reserve estimate report, were 5,788 MBOE, consisting of 10,771 MMcf of natural gas, 3,993 Mbbl of oil. The PV-10 of our proved reserves at January 1, 2015 was $128.4 million based on the average of the beginning of each month prices through December 2014 of $95.28 per Bbl for oil and condensate and $4.36 per MMBtu for natural.  At January 1, 2015, 23% of our estimated proved reserves were proved developed reserves and 69% of our estimated proved reserves were oil and condensate.  Our average daily production for the three month period ending March 31, 2015 was 914 BOE per day.

PV-10 estimated proved reserves is a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K and is defined on page 32 of the annual report on Form 10-K. Reconciliation to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows) is found in the table on page 33 of the annual report on Form 10-K.  We believe that PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies.

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

Results of Operations

. Our revenue is principally derived from the sale of oil and natural gas and generally attributable to working interests owned and held directly by us in wells on producing oil and gas properties (which generate monthly revenue to the extent such wells produce natural gas and oil) and carried working interests in such wells (which also generate monthly revenue to the extent such wells produce natural gas and oil), as well as overriding royalty interests and reversionary interests (which may generate additional monthly revenue to the extent such wells produce natural gas and oil).

Total Revenues. Total revenues decreased $1,050 thousand to $2,757 thousand for the three months ended March 31, 2015 from $3,807 thousand for the three months ended March 31, 2014, driven primarily by decrease in oil and natural gas price. Our average sales price received for natural gas decreased to $3.02 per Mcf for the three months ending March 31, 2015 from $6.27 per Mcf for the same period in 2014. Our average sales price received for oil decreased to $45.70 per bbl for the three months ending March 31, 2015 from $98.82 per bbl for the same period in 2014. Changes in natural gas and oil prices can significantly impact our natural gas and oil sales and related cash flows. Lower prices may materially adversely affect the sales prices we receive and our revenues and cash flow.

  Total natural gas and oil production for the three months ending March 31, 2015 consisted of 218,254 Mcf of natural gas and 45,890 bbls of oil, as compared to total natural gas and oil production for three months ending March 31, 2014, which consisted of 117,501 Mcf of natural gas and 31,076 bbls of oil.

Costs and Expenses. Total costs and expenses (excluding depreciation and depletion) increased $1,056 thousand to $3,639 thousand for the three months ending March 31, 2015 from $2,583 thousand for the same period in 2014, due to increased production expenses associated with the Crittendon field acquisition and to increased interest expense derived from our increased debt.  This increased debt includes debt incurred to finance our March 2014 purchase of the White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties.  Lease operating expenses increased $208 thousand to $1,126 thousand for the three months ending March 31, 2015 from $919 thousand for the same period in 2014, due primarily to increased production activity and our Crittendon field acquisition.  General and administrative expenses and professional fees increased $299 thousand to $1,553 thousand for the three month period ending March 31, 2015 from $1,253 thousand for the same period in 2014, due primarily to increased staffing, legal and administrative due to greater production activity. Depletion and depreciation expense increased to $2,507 thousand for the three month period ending March 31, 2015 from $1,704 thousand for the same period in 2014, due primarily to increased depletion expenses associated with new property acquisitions and increased sales of our oil and gas production.

Net Income. Net loss was ($2,689) thousand, or( $0.22) per diluted and basic common share, for the three month period ending March 31, 2015 as compared to ($257) thousand, or ($0.02) per diluted and basic common share, for the same period in 2014. The increase in net loss was attributable primarily to lower oil and natural gas price and increase in depletion expenses.

Liquidity and Capital Resources

During the three months ended March 31, 2015 net cash flow provided by operating activities decreased by $603 thousand from ($528) for the three months ended March 31, 2014 to ($1,131) thousand for the three months ending March 31, 2015.      Changes in cash flows from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as impairments of assets, depreciation, depletion and amortization and deferred income taxes. For example, changes in production volumes and market prices for natural gas and oil directly impact the level of our cash flow from operations. See the discussion under "Results of Operations."

Cash outflow from investing activities decreased by $21,790 thousand from the three months ending March 31, 2015 from the same period last year.  The decrease was due to cash outflow of $17,753 thousand used to purchase oil and natural gas properties during the three months ending March 31, 2014 as compared to $317 thousand for the same period in 2015.  The remaining $351 thousand cash outflow for the three months ending March 31, 2014 was for prepaid drilling costs.

Net cash provided by financing activities was ($773) thousand for the three month period ending March 31, 2015, compared to $20,151 thousand for the three month period ending March 31, 2014. These financing activities primarily reflect repayment on the term loan for the three months ended March 31, 2015 compared to proceeds from loans for the three month period ending March 31, 2014.

    As of March 31, 2015, we had a working capital deficit of $12,711 thousand, which consisted $4,800 thousand of current assets offset by $17,511 thousand of current liabilities. Current assets as of March 31, 2015 included cash of $1,358 thousand and accounts receivable of $1,602 thousand compared to cash of $3,574 thousand and accounts receivable of $1,860 thousand at December 31, 2014. Current liabilities as of March 31, 2015 included accounts payable and accrued liabilities of $3,376 thousand and revenue payable of $711 thousand as compared to accounts payable and accrued liabilities of $5,835 and revenue payable of $828 at December 31, 2014. Included in the current liabilities are the Independent Bank term note of $2,181 thousand and SOS Venture note and interest of $10,785 thousand as of March 31, 2015. The Independent Bank term note will be paid off as part of the April 15, 2015 Amendment to the SOSventures, LLC Credit Facility.

Working capital was a deficit of $12,711 thousand at March 31, 2015 compared to a deficit of $1,520 thousand at December 31, 2014.  Our primary sources of liquidity are cash provided by operating activities, our revolving bank facility, a subordinated credit facility, sales of non-core properties and access to capital markets.

The consolidated financial statements continue to reflect an ongoing drilling program which amounted to $614 thousand during the three month period ending March 31, 2015. On April 15, 2015 we obtained the capital to drill two new wells in the Crittenden Field through are amended agreements with SOSventures, LLC.  Our capital program is designed to increase production through exploration and workovers within our fields and through joint venture programs. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements and reduce risk dollars expended.

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

 Senior Secured Credit Facility with Independent Bank

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016.  As of September 30, 2014, our borrowing base was $23.5 million.  The outstanding borrowings bear interest at a rate that is currently based on the prime with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  As of March 31, 2015 we have borrowed approximately $22.5 million on the credit facility.

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

On April 15, 2015 we entered into the Fourth Amendment to the Credit Agreement with Independent Bank (“Amendment”),. The agreement provides that the borrowing base is $21,750,000 as of the date of the Amendment that will be reduced by $250,000 per month before September 1, 2015 and $350,000 per month thereafter, unless re-determined after 150 days from the date of the Amendment. The Company is obligated to provide Independent Bank an engineering report acceptable to the Bank before September 1, 2015 showing proven and producing and proven undeveloped oil and gas reserves, discounted present value of future net income for the Company’s oil and gas properties as of September 1, 2015, projections of annual rate of production, gross income and net income relating to these reserves and take-or-pay, prepayment and gas balancing obligations. Forrest Garb & Associates is deemed to be acceptable to the Bank for an engineering report.

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

On March 26, 2014, we entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% per annum.  The agreement was obtained to fund the development of our acquisition of oil and natural gas properties.  The loan requires 18 equal monthly payments of approximately $194,000 starting on October 1, 2014 and maturing on March 1, 2016 and is subject to the same covenants as the Credit Agreement.. The Company is also obligated to repay its term loan at closing with both principal and interest, repay the note principal to reduce the note to no more than the borrowing base, including the repayment of interest, pay certain fees, deposit $5,000,000 into a special account and deliver a commitment letter from SOSventures to provide an additional $2,000,000 of availability under the Subordinated credit facility with SOSventures, LLC for drilling capital.

	Period	Commodity	Hedge Product	Bbl Vol (Per Month)	Price	% Hedge	Average Floor Price
	2015					2015
	March '15 - Oct '15	Crude	Swap	2,200 bbl	$77.00	84.5%	$72.60
	March '15 - Dec '15	Crude	Put	4,000 bbl	$70.00	(includes executed	(includes executed
	March '15 - Dec '15	Crude	Put	2,800 bbl	$80.00	and required	and required
Additional Required	March '15 - Oct '15	Crude	Put, Collar, Swap	1,000 bbl	$50.00 Floor	hedges)	hedges)

	2016					2016
	Jan. '16 - Mar '16	Crude	Swap	1.500 bbl	$75.00	83.7% (includes	$53.35 (includes
	Calendar 2016	Crude	Collar	3,000 bbl	$54.00	executed and required	executed and required
Additional Required	Calendar 2016	Crude	Put, Collar, Swap	3,000 bbl	$50.00 Floor	hedges)	hedges)

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

As of March 31, 2015, we have $10 million drawn against the SOSventures, LLC credit facility.  As if May 14, 2015 we have $13 million drawn against the SOSventures, LLC credit facility.

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

At March 31, 2015, we had the following open crude oil derivative contracts:

			March 31, 2015
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price		Purchased Put Option Price
April 2015 – October 2015	Put	Crude Oil	5,000				77.00 – 80.00
November 2015 – December 2015	Put	Crude Oil	2,800				80.00
April 2015 – December 2015	Put	Crude Oil	4,000				70.00
January 2016 – March 2016	Put	Crude Oil	1,500				75.00
January 2016 – December 2016	Collar	Crude Oil	3,000	54.00		7.93

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

Goodwill

At March 31, 2015 and December 31, 2014 the Company had goodwill of $960 thousand.

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

The Company’s Chief Executive Officer and Chief Accounting Officer evaluated the Company’s disclosure controls and procedures as of March 31, 2015. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our Annual Report on Form 10-K filed April 16, 2015 does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the exemption for an Emerging Growth Company under Section 404(b) of the Sarbanes-Oxley Act of 2002 (as amended by Section 103 of the JOBS Act.).

Disclosure controls and procedures. As of March 31, 2015, the Company was obligated to be a reporting company and file periodic or current reports with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934.  Thus, the Company must assess its disclosure controls and procedures in connection with its presentation of its information for the year ending March 31, 2015, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, which is presented in this Form 10-Q.  The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Accounting Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.

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

    Further, while preparing our Form 10-K annual report, filed April 16, 2015, we identified an additional material weakness in the preparation of the reserve report for December 31, 2014. Specifically, an impairment of our reserves relates to the adoption of our development plan for our undeveloped oil and gas reserves which, for the purpose of booking such undeveloped reserves, must show that such reserves are scheduled to be drilled within five years under SEC Regulation S-X Rule 4-10(a)(31)(ii). We identified the impairment amount at $4,428,378 which has a material impact on our financial statements. This impairment is connected with the impact of lower oil and gas prices in the amount of capital available for the development plan.

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

The deferred tax matter relates to the Company using the incorrect tax basis for certain assets and liabilities as well as understating the net operating loss deferred tax asset.  These errors relate to year ended December 31, 2013 and impacted the three and three months ended March 31, 2014.  We have made adjustments for these errors as stated in our financial statements. We have also hired an outside national accounting firm to consult on deferred tax matters.

    The Company's accounting staff will be trained on the limits of capital available for five year development plans under SEC Regulation S-X Rule 4-10(a) (31)(ii) and we will add this issue as an item to review with petroleum engineers used for reserve estimates. But, the conditions that led to the material weakness, including the lack of a Chief Financial Officer, remain.

            Changes in control over financial reporting. In the three months ending March 31, 2015 there have no changes in control over financial reporting that will have a material impact in control over financial reporting except as reported above.

Part II—Other Information

Item 1. Legal Proceedings

In addition to the below, see Part I, Item 1 – “Financial Statements,” “Note 11 – “Legal Proceedings” of this Quarterly Report on Form 10-Q which is incorporated by reference into this Part II, Item 1 – “Legal Proceedings.”

Shareholder Lawsuit

On April 17, 2015, Starboard Resources, Inc. was served with a lawsuit filed in Bexar County, Texas by William F. Pettinati, Jr., Nicholas Garofolo, Sigma Gas Barbastella Fund and Sigma Gas Antrozous Fund against Starboard Resources, Inc., its directors, its Chief Operating Officer, Edward Shaw, its former Chief Financial Officer, Eric Alfuth, our stockholder, Bradford Higgins, and Sean O’Sullivan, the managing director of our stockholder, SOSventures, LLC.   Mr. Pettinati, Mr. Garofalo and the Sigma Gas Antrozous Fund are stockholders.  Mr. Pettinati owns 145,112 shares, Mr. Garofalo owns 226,680 common stock shares and Sigma Gas Antrozous Fund owns 44,610 common stock shares. Combined these stockholders account for approximately 3.3% of our outstanding common stock.  These stockholders became our stockholders in February 2014.

The Plaintiffs allege several derivative and direct causes of action, many of which relate to alleged actions that pre-date their becoming stockholders in February 2014.  These derivative claims include, breach of fiduciary duty, waste of corporate assets, concerted action and conspiracy, joint enterprise, agency, alter ego, exemplary damages, and unjust enrichment. The direct claims include, breach of fiduciary duty, conversion, shareholder oppression, concerted action and conspiracy, declaratory judgment that the distribution of stock to the plaintiffs was invalid, joint enterprise, agency, alter ego, exemplary damages, concerted action and conspiracy and failure to allow for inspection of books and records.

Many of the allegations relate to events that allegedly happened before the plaintiffs became stockholders, including the distributions from certain partnerships that led to the Plaintiffs becoming stockholders in February 2014.  For actions after February 2014, Plaintiffs complain that our common stock still lacks a trading venue, that a books and records request was not honored, that we “delayed” our public offering, that SOSventures LLC had allegedly taken steps to “foreclose” on the our assets under our subordinated credit agreement with SOSventures, LLC and that we filed for an extension to the filing date for our Form 10-K for the year ending December 31, 2014.

The matter is styled Sigma Barbastella Fund et al v. Charles S. Henry, III et al. and it is Cause No. 20105-CI-05672 in the 224th District Court in Bexar County, Texas.

 Lawsuit and Arbitration Relating to 17.23% of Our Common Stock Shares

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

Finally, On March 18, 2014, Gregory Imbruce, Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar, LLC, Asym Capital III LLC, Glenrose Holdings, LLC and Asym Energy Investment LLC filed a claim through the American Arbitration Association against Charles S. Henry, III, John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otierno, SOSventures LLC, Bradford Higgins, William Mahoney, Edwards M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP and named other limited partners in the partnerships as relief defendants.  Claimants seek remedies for (i) breach  of limited partnership agreements; (ii) breach of implied covenant of good faith and fair dealing; (iii) violations of the Connecticut Unfair Trade Practices Act (SOSventures, LLC only); (iv) conversion of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (v) theft of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (vi) unjust enrichment; (vii) violations of the Delaware Uniform Limited Partnership Act (Charles S. Henry III only); (viii) breach of fiduciary duty (Charles S. Henry III only); and (ix) defamation  and violation of confidentiality duty (SOSventures, LLC only).   The claimants seek declaratory and injunctive relief as to who has authority to act as general partner of the partnerships, constructive trust on our common stock shares previously distributed to limited partners in the partnerships and damages.  The two week arbitration hearing was commenced on April 20, 2015.  Due to scheduled post-hearing briefing, we expect a ruling by the arbitrator by August 17, 2015.

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

Employee Compensation:

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

SOSventures, LLC Credit Agreement Amendment – Issuance of Warrants

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

SOSventures, LLC is part of a group that currently owns approximately 38% of our Company stock.  SOSventures, LLC now has sufficient warrants to be able to increase its group ownership to a point where the SOSventures, LLC group becomes the Company’s controlling stockholder.

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

On April 15, 2015 the Company disclosed in its Item 9B “Other Information” in its Form 10-K the following:

Material Agreements

Independent Bank Credit Agreement

As stated above in Part II, the Company has entered into the Fourth Amendment to the Credit Agreement with Independent Bank (Form 10-K Exhibit 10.5.15), the Second Amendment to the Credit Agreement with SOSventures, LLC (Form 10-K Exhibit 10.6.4) and the related Intercreditor Agreement amendment (Form 10-K Exhibit 10.6.5).  These are material definitive agreements.  These agreements are further described in Item 7 herein relating to Management’s Discussion and Analysis or Plan of Operations.

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

Material Impairments

We reported an impairment of $4,428,378, which is material, in our Form 10-K for the year ending December 31, 2014. In the Form 10-K, the Company also reported a material weakness in its internal controls in connection with its accounting for this material impairment.  We are not reporting an additional impairment for the three month period ending March 31, 2015.

Changes in Control of Registrant

SOSventures, LLC is part of a group that currently owns approximately 38% of our Company stock.  As described above, SOSventures, LLC now has warrants that could allow it to purchase a controlling interest in the Company.

On April 22, 2015 we filed a Form 8-K disclosing service of a stockholder lawsuit further described in Part II, Item 1 above.

On May 14, 2015, we disclosed the engagement of Akin Doherty Klein & Feuge, P.C. of San Antonio, Texas to be our independent registered public accounting firm, effective immediately and the corresponding dismissal of KPMG LLP from being our independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Starboard Resources, Inc.
(Registrant)

Date: May 15, 2015	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ N. Kim Vo
Controller
(Chief Accounting Officer)

EXHIBITS
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

10.5.04	Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012.(17)

10.5.05	Certificate of Ownership Interests – Starboard Resources, Inc. dated June 27, 2013.(18)

10.5.06	Omnibus Certificate – Starboard Resources, Inc. dated June 27, 2013.(19)

10.5.07	Guaranty dated June 27, 2013 from ImPetro Operating, LLC.(20)

10.5.08	Security Agreement dated June 27, 2013 between ImPetro Operating, LLC and Independent Bank.(21)

Exhibit No.	Description
10.5.09	Omnibus Certificate – ImPetro Operating, LLC dated June 27, 2013.(22)

10.5.10	Waiver of Operator’s Lien – ImPetro Operating, LLC dated June 27, 2013.(23)

10.5.11	Guaranty dated June 27, 2013 from ImPetro Resources, LLC.(24)

10.5.12	Security Agreement dated June 27, 2013 between ImPetro Resources, LLC and Independent Bank.(25)

10.5.13	Omnibus Certificate – ImPetro Resources, LLC dated June 27, 2013.(26)

10.5.14	Note dated June 27, 2013 – Starboard Resources, Inc.(27)

10.5.15	Fourth Amendment to Credit Agreement with Independent Bank dated April 15, 2015(28)

10.6.1	Credit Agreement dated July 25, 2013 between Starboard Resources, Inc. and SOSventures, LLC(29)

10.6.2	Intercreditor Agreement dated July 25, 2013 between Independent Bank, and SOSventures LLC(30)

10.6.3	Second Amendment to Credit Agreement between SOSventures, LLC and Starboard Resources dated April 15, 2015(31)

10.6.4	Amendment to Intercreditor Agreement between Independent Bank, SOSventures, LLC and Starboard Resources, Inc. dated April 15, 2015(32)

10.7.1	Sunoco – Texon LP Crude Purchase Agreement(33)

10.7.2	Sunoco – Texon LP Crude Purchase Agreement Amendment(34)

10.8	DCP Midstream, LP Gas Purchase Agreement(35)

14	Code of Ethics.(36)

21	List of subsidiaries(37)

23.2	Consent of Forrest A. Garb & Associates, Inc., independent petroleum engineers.(38)

31.1	Management Certification – Principal Executive Officer.

31.2	Management Certification – Principal Accounting Officer.

32.1	Section 1350 Certification.

99.2	Reserve Report as of January 1, 2015 from Forrest Garb & Associates, Inc.(39)

99.3	Reserve Report as of January 1, 2014 from Forrest Garb & Associates, Inc.(40)

Reference No.	Reference Description
(1)	Incorporated by reference to Exhibit 3.1.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(2)	Incorporated by reference to Exhibit 3.1.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 13, 2014.

(4)	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on October 31, 2014.

(5)	Incorporated by reference to Exhibit 3.2.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(6)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(7)	Incorporated by reference to Exhibit 4.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(8)	Incorporated by reference to Exhibit 4.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(9)	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed October 31, 2014.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on September 4, 2014.

(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on September 4, 2014.

(12)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(14)	Incorporated by reference to Exhibit 10.5.01 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(15)	Incorporated by reference to Exhibit 10.5.02 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(16)	Incorporated by reference to Exhibit 10.5.03 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(17)	Incorporated by reference to Exhibit 10.5.04 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(18)	Incorporated by reference to Exhibit 10.5.05 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(19)	Incorporated by reference to Exhibit 10.5.06 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(20)	Incorporated by reference to Exhibit 10.5.07 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(21)	Incorporated by reference to Exhibit 10.5.08 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(22)	Incorporated by reference to Exhibit 10.5.09 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(23)	Incorporated by reference to Exhibit 10.5.10 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(24)	Incorporated by reference to Exhibit 10.5.11 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(25)	Incorporated by reference to Exhibit 10.5.12 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(26)	Incorporated by reference to Exhibit 10.5.13 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

Reference No.	Reference Description
(27)	Incorporated by reference to Exhibit 10.5.14 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(28)	Incorporated by reference to Exhibit 10.5.15 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(29)	Incorporated by reference to Exhibit 10.6.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(30)	Incorporated by reference to Exhibit 10.6.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(31)	Incorporated by reference to Exhibit 10.6.3 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(32)	Incorporated by reference to Exhibit 10.6.4 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(33)	Incorporated by reference to Exhibit 10.7.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(34)	Incorporated by reference to Exhibit 10.7.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(35)	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(36)	Incorporated by reference to Annex 3 of the Company’s Schedule 14A filed with the SEC on September 26, 2014.

(37)	Incorporated by reference to Exhibit 21 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(38)	Incorporated by reference to Exhibit 23.2 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(39)	Incorporated by reference to Exhibit 99.2 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(40)	Incorporated by reference to Exhibit 99.3 of the Company’s Form 10-K/A filed with the SEC on April 30, 2014