Form 10-Q
period 2015-06-30
Starboard Resources Inc.
filed 2015-08-14
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30. 2015

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

As of August 12, 2015 there were 12,711,986 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

STARBOARD RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

Part I – Financial Information

Item 1.   Financial Statements

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value and share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$3,729	$3,574
Trade receivables	1,019	1,860
Joint interest receivables	203	508
Current derivative assets	596	1,699
Prepaid expenses	378	284

Total current assets	5,925	7,925

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of accumulated depletion	88,955	91,766
Other property and equipment, net of depreciation	83	104

Total oil and natural gas properties and other equipment, net	89,038	91,870

Other assets

Goodwill	960	960
Derivative assets	-	67
Other	886	981

Total other assets	1,846	2,008

Total assets	$96,809	$101,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value and share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,557	$5,835
Joint interest revenues payable	752	829
Current maturities of related party notes payable	16,768	-
Current maturities of notes payable	21,021	2,353
Current asset retirement obligations	444	428

Total current liabilities	44,542	9,445

Long-term liabilities
Derivative liabilities	39	-
Notes payable	46	23,162
Related party note payable	-	10,180
Deferred tax liabilities	11,423	14,040
Asset retirement obligations	3,290	3,177

Total long-term liabilities	14,798	50,559

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;
none issued and outstanding	-	-
Common stock, $.001 par value, authorized 150,000,000 shares;
12,711,986 shares issued at June 30, 2015 and 12,362,336 shares issued at December 31, 2014	13	12
Paid-in capital	56,632	55,920
Accumulated deficit	(19,176)	(14,133)

Total stockholders’ equity	37,469	41,799

Total liabilities and stockholders’ equity	$96,809	$101,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Oil, natural gas, and related product sales	$2,527	$5,895	$5,284	$9,702

Expenses
Depreciation, depletion and amortization	2,135	2,776	4,642	4,518
Lease operating	953	1,394	2,079	2,313
General and administrative	747	805	2,089	1,781
Professional fees	218	240	429	517
Production taxes	103	229	206	339
Accretion of discount on asset retirement obligation	65	152	128	189
Exploration	19	19	41	33
Impairment of oil and gas properties	1,350	-	1,350	-

Total expenses	5,590	5,615	10,964	9,690

Operating income (loss)	(3,063)	280	(5,680)	12

Other income (expense)
Interest expense	(973)	(717)	(1,745)	(929)
Gain (loss) from derivative contracts	(647)	115	(233)	113
Gain on sale of assets, net	4	719	2	719
Total other income (expense)	(1,616)	117	(1,976)	(97)

Income (loss) before income taxes	(4,679)	397	(7,656)	(85)

Income tax benefit / (expense):
Current income tax benefit / (expense)	-	-	-	-
Deferred income tax benefit / (expense)	2,325	(141)	2,613	84
Net income (loss)	$(2,354)	$256	$(5,043)	$(1)

Net income (loss) per basic and diluted
common share	$(0.19)	$0.02	$(0.40)	$0.00

Weighted average basic
common shares outstanding	12,711,986	12,362,336	12,711,986	12,362,336

Weighted average diluted
common shares outstanding	12,711,986	12,711,986	12,711,986	12,362,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(5,043)	$(1)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and depletion	4,642	4,430
Impairment of oil and gas properties	1,350	-
Deferred income taxes	(2,613)	(84)
Stock-based compensation	712	600
Accretion of asset retirement obligation	128	189
Cash received (paid) for settlement of derivative instruments	-	(57)
Unrealized loss (gain) from derivative contracts	1,209	(113)
(Gain)on asset sales	(2)	(719)
Amortization of debt issuance costs	168	88
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Trade receivables	841	(442)
Joint interest receivables	305	(1,337)
Prepaid expenses and other assets	(11)	(64)
Accounts payable and accrued liabilities	(1,109)	(3,080)
Joint interest revenues payable	(77)	692
Net cash provided by operating activities	500	102

Cash flows from investing activities
Acquisition and development of oil and natural gas properties	(1,244)	(8,405)
Acquisition of White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties	-	(17,078)
Proceeds from sales of oil and natural gas properties	7	-
Oil and natural gas abandonment costs	-	(3)
Net cash (used) in investing activities	(1,237)	(25,486)

Cash flows from financing activities
Proceeds from notes payable	5,500	23,560
Debt issuance costs	(153)	(206)
Repayments of notes payable	(4,448)	(513)
Deferred offering costs	(7)	(56)
Net cash provided by financing activities	892	22,785

Net increase (decrease) in cash	155	(2,599)
Cash, beginning of period	3,574	5,794
Cash, end of period	$3,729	$3,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$432	$851

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures	$1,916	$523
Capitalized asset retirement cost	$-	$843
Settlement of accounts payable through sale of oil and natural gas properties	$-	$3,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Starboard Resources LLC was formed in Delaware on June 2, 2011 as a limited liability company to acquire, own, operate, produce, and develop oil and natural gas properties primarily in Texas and Oklahoma. On June 28, 2012, Starboard converted from a Delaware limited liability company to a Delaware C-Corporation and was named Starboard Resources, Inc. (the “Company”). The membership units of Starboard Resources LLC were exchanged on a 1:1 basis for common shares of the Company. On July 28, 2015 we filed with the Securities and Exchange Commission and distributed to stockholders of record a definitive Schedule 14C Information Statement that notified the Company’s stockholders that it was changing its name to Brushy Resources, Inc. and could file the amendment to its certificate of incorporation 20 days or more after the distribution of the Schedule 14C Information Statement.  That Schedule 14C Information Statement was distributed on or about August 4, 2015 and the Company intends to file a Certificate of Amendment to change its name to Brushy Resources, Inc. on or about August 25, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q, and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImPetro Resources, LLC (“ImPetro”) and ImPetro Operating (“Operating”) (Collectively the “Company”). All intercompany transactions and balances have been eliminated in consolidation.

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

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For the six months ended June 30, 2015 and the year December 31, 2014, the Company’s impairment charge was $1,349,693 and $4,428,378.  As further stated in Note 4, on July 31, 2015 the Company sold all of its Oklahoma properties for $7,249,390. The $1,349,693 impairment charge for the six months ending June 30, 2015 derives entirely from these Oklahoma properties and the valuations assigned to these properties as the result of the sale.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases expense in that period. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2015.

 Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights, non-vested restricted shares and warrants. For the six month period ended June 30, 2015, there were 900,000 potentially dilutive non-vested restricted shares and 2,542,397 stock options and 2,542,379 warrants. For the six month period ended June 30, 2014, there were 349,650 potentially dilutive non-vested restricted shares and stock options. The potentially dilutive shares and options, for June 30, 2015, are considered antidilutive since the Company is in a net loss position and thus result in the basic net income (loss) per common share equaling the diluted net income (loss) per common share.

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

New Accounting Pronouncement

 In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers. This new standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Adoption of the new standard is effective for reporting periods beginning after December 15, 2017 with early adoption not permitted.  The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2018.

NOTE 3 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

				Balance as of
				June 30,
($ in thousands)	Level 1	Level 2	Level 3	2015
Assets (at fair value):
Derivative assets (oil collar and put options)	$-	$596	$-	$596

Liabilities (at fair value):
Derivative liabilities (oil collar and put options)	$-	$39	$-	$39

				Balance as of
				December 31,
($ in thousands)	Level 1	Level 2	Level 3	2014
Assets (at fair value):
Derivative assets (oil put options)	$-	$1,766	$-	$1,766

NOTE 4 – PROPERTY ACQUISITION AND SALE

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

Subsequent Event

On July 31, 2015, the Company sold all of its Oklahoma properties, which were located in Logan and Kingfisher Counties, Oklahoma, to Remora Petroleum, LP (Austin, TX) for $7,249,390.  The purchaser is not affiliated with any Company officers, directors or material stockholders.

Impairment loss was $1,349,693 to write down the Oklahoma properties to its fair value less costs to sell.  The following table summarized the results of operation from the properties sold:

($ in thousands)	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
Oil, natural gas, and related product sales	$1,350	$3,046
Expenses	269	398
Operating income	$1,081	$2,648

As part of this transaction, the Company entered into the Fifth Amendment to its Credit Agreement with Independent Bank (“Amendment”).  The Amendment provides that $4,000,000 of the purchase price was paid to Independent Bank to pay down its credit facility with Independent Bank.  The Amendment requires that an additional $2,000,000 would be held by Independent Bank in a control account.

The Amendment further states that the Credit Agreement’s $21,000,000 borrowing base is reduced to $17,000,000 and that the Company cannot demand further funds under this Credit Agreement until the next redetermination of the borrowing base and the cure of any deficiency loan amount over the adjusted borrowing base.

The Amendment also places limits on the use of the $2,000,000 in the control account.  It provides that the control account funds shall be applied, first, to any borrowing base deficiency after redetermination, and second, to any remaining amount on the loan or to the Company in the sole discretion of Independent Bank.  The Amendment also requires the Company to use the funds it has received from the Oklahoma properties transaction (after payment of the $4,000,000 to Independent Bank and the $2,000,000 to the control account) to its outstanding third party accounts payables.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at June 30, 2015 and December 31, 2014:

($ in thousands)	Six month period Ended June 30, 2015	Year Ended December 31, 2014
Oil and natural gas properties
Proved-developed producing properties	$97,729	$96,691
Proved-developed non-producing properties	3,660	2,880
Proved-undeveloped properties	13,274	13,330
Unproved properties	2,045	1,996
Less: Accumulated depletion	(27,753)	(23,131)
Total oil and natural gas properties, net of accumulated depletion	$88,955	$91,766

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties.  The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties.  The liability has been accreted to its present value as of the end of each period.  At June 30, 2015 and December 31, 2014, the Company has determined a range of abandonment dates through March 2061.  The following table represents a reconciliation of the asset retirement obligations:

($ in thousands)	Six month period Ended June 30, 2015	Year Ended December 31, 2014
Asset retirement obligations, beginning of period	$3,606	$2,437
Additions to asset retirement obligation	-	859
Liabilities settled during the period	-	-
Accretion of discount	128	320
Revision of estimate	-	(10)
Asset retirement obligations, end of period	$3,734	$3,606

The asset retirement liability is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

NOTE 7 – GOING PUBLIC DELAY FEE

We entered a “Securities Purchase and Exchange Agreement” dated June 10, 2011, with Longview Marquis Master Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC (collectively “Summerline”).  The Agreement provides that the Company, for any reason, does not go public on or before that date that is one hundred fifty days after the June 13, 2011 (the “Going Public Delay Date”), the Company shall pay to each applicable stockholder an aggregate amount equal to the product of (i) such stockholder’s allocation percentage multiplied by (ii) $60,715 (the “Going Public Delay Fee”) on the last business day of each calendar month, for each such calendar month following the Going Public Delay Date through and including the date of going public (the “Going Public Delay Period”). For any partial calendar months during the Going Public Delay Period, the Going Public Delay Fee shall be pro-rated appropriately. For the year ended December 31, 2013, the Company incurred a delay fee of approximately $425,000 which is currently included in accrued liabilities on the accompanying condensed consolidated balance sheets.

Effective August 6, 2013, the Company ceased to incur Going Public Delay Fees due to an effective Form 10 filing.

NOTE 8 – DERIVATIVES

We use derivatives to hedge our oil production.  Our current hedge position consists of put options, of which some have deferred premiums paid at settlement. These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instrument, which we utilize entirely to hedge our production and do not enter into for speculative purposes. We have not designated the derivative contracts as hedges for accounting purposes, and accordingly, we record the derivative contracts at fair value and recognize changes in fair value in earnings as they occur.

            At June 30, 2015, we had the following open crude oil derivative contracts:

			June 30, 2015
			Volume	Floor	Ceilings	Purchased Put	Fair Value
	Instrument	Commodity	(bbl/month)	Price	Price	Option Price	(in thousands)
July 2015 - October 2015	Put	Crude Oil	6,000			50.00 - 80.00	296
November 2015 - December 2015	Put	Crude Oil	2,800			80.00	92
July 2015 - December 2015	Put	Crude Oil	4,000			70.00	203
January 2016 - March 2016	Put	Crude Oil	1,500			75.00	52
January 2016 - December 2016	Put	Crude Oil	3,000			50.00	(25)
January 2016 - December 2016	Collar	Crude Oil	3,000	54.00	79.30		(61)

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

Fair Value of Derivative Financial Instruments

($ in thousands)	June 30, 2015	December 31, 2014
Derivative financial instruments - Current asset	$596	$1,699
Derivative financial instruments - Long-term assets	-	67
Derivative financial instruments - Current liabilities	(39)	-
Derivative financial instruments - Long-term liabilities	-	-
Net derivative financial instruments	$557	$1,766

 Effect of Derivative Financial Instruments

($ in thousands)	June 30, 2015	June 30, 2014
Realized gain/(loss) on settlement of derivative contracts	$976	$(57)
Unrealized gain/(loss) from derivative contracts	(1,209)	170
Realized/Unrealized gain/(loss) from derivative contracts	$(233)	113

NOTE 9 – NOTES PAYABLE

On June 27, 2013, the Company entered into a credit agreement (“Credit Agreement”) with Independent Bank to borrow up to $100,000,000 at a current rate of 4.00% annum. The Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties and refinance the prior bank facility.  At June 30, 2015 and December 31, 2014, the Company had approximately $21,000,000 and $22,500,000 in borrowings outstanding under the Credit Agreement, respectively.

The Credit Agreement provides for a borrowing base of $21,250,000 as of June 30, 2015, which is re-determined semi-annually and upon requested special redeterminations.  Further, under the April 15, 2015 Amendment to the Credit Agreement, the borrowing base is reduced by $250,000 per month before September 1, 2015 and $350,000 per month thereafter, unless re-determined after 150 days from the date of the Amendment. The Company is obligated to provide Independent Bank an engineering report acceptable to the Bank as of September 1, 2015 showing proven and producing and proven undeveloped oil and gas reserves, discounted present value of future net income for the Company’s oil and gas properties as of September 1, 2015, projections of annual rate of production, gross income and net income relating to these reserves and take-or-pay, prepayment and gas balancing obligations. Additionally, the borrowing base may be adjusted at the financial institution’s discretion which is based in part upon external factors over which the Company has no control. If the re-determined borrowing base were to be less than outstanding borrowings under the Credit Agreement, the Company would be required to repay the deficit. The Company incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. The Credit Agreement matures on June 1, 2016.

Loans under the Credit Agreement bear interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate”, or (2) the floor rate of 4.00%.

The Credit Agreement is collateralized by the oil and natural gas properties and contains several restrictive covenants including, among others:  (1) a requirement to maintain a current ratio, of not less than 1.0 to 1.0; (2) a maximum permitted ratio of debt to adjusted EBITDAX of not more than 3.5 to 1.0; (3) a maximum permitted ratio of adjusted EBITDAX to interest expense of not more than 3.0 to 1.0; and (4) a prohibition against incurring debt, subject to permitted exceptions. The Company is not in compliance with its debt covenants at June 30, 2015 however, it is currently working with Independent bank on a waiver for these violations.

The Amendment also allows the assignment of an overriding royalty interest as stated in the related amendment to the Intercreditors’ Agreement between Independent Bank, the Company and SOSventures, LLC.

The Company is obligated to commence drilling a well in the Crittenden Field within 45 days of the date of the Amendment and a second well in the Crittenden Field within 90 days of the date of the Amendment.

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

 On March 26, 2014, the Company entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% annum.  The agreement was obtained to fund the development of the Company’s acquisition of oil and natural gas properties. The term loan had an outstanding balance of approximately $2,941,000 outstanding at December 31, 2014. The term loan was paid in full on April 15, 2015.

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

During the six months ended June 30, 2015 and 2014, the Company incurred a stock-based compensation expense of approximately $300,000 and $600,000, respectively, related to the restricted stock grant, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.

Additionally, the employment agreements provide for a conditional performance award where if an IPO occurs, the employee will receive: (1) a cash payment of 1% of the difference between the Company market capital and the book value at the time of the IPO, (2) common stock options to purchase 1.0% of the fully-diluted capital stock as of the IPO date and IPO price which will vest over a four year period and contain a cashless exercise, (3) common stock options to purchase 1.0% of the fully-diluted capital stock as of the 2nd anniversary of the IPO date at the closing price of the common stock on the 2nd anniversary date of the IPO and will vest six years after the grant and contain a cashless exercise.  As of the six month period ended June 30, 2015 and 2014, the conditional performance feature is not probable and as such, no compensation expense related to the conditional performance feature has been recognized.

On August 30, 2014, the Company amended and restated the Employment Agreement which provided for additional stock options.

The equity award of options to purchase 900,000 shares at the exercise price of $4.75 per share and vesting over three years from September 4, 2014 with a one-year cliff (in respect of 300,000 shares) and monthly vesting thereafter of 25,000 shares over the remaining two years. During the six months ended June 30, 2015, the Company incurred a stock-based compensation expense of approximately $413,000 related to stock option, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.  As of June 30, 2015, there was approximately $1,800,000 of unrecognized stock-based compensation related to the non-vested stock options.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted were as follows:

2014
Risk-free interest rate	1.87%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5.72 years

The following table summarizes information about stock option activity and related information for the six months ended June 30, 2015

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2014	900,000	$-	$-	-
Granted	-	4.75	2.75	10
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2015	900,000	$4.75	$2.75	10
Exercisable at June 30, 2015	-	-	-	-

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Credit Agreement

On March 29, 2013, the Company entered a credit agreement with SOSventures, LLC providing for a term loan through February 16, 2016 in an amount up to $10,000,000 at a 17.00% interest rate through March 29, 2014 and 22.00% interest rate thereafter.   The Company may not incur further indebtedness beyond this loan and the Credit Agreement without the consent of SOSventures, until such time as the SOSventures loan is fully repaid.

On May 30, 2014, the Company amended its credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $20,000,000 at an 18.00% interest rate.  As of June 30, 2015, the Company has borrowed $15,500,000 under this agreement.

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

On April 15, 2015 the Company entered the Second Amendment to the First Amendment and Restated Credit Agreement and several other agreements which provided that SOSventures, LLC will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittenden Field referenced in the Independent Bank Amendment. Further, SOSventures, LLC will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittenden Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, LLC shall receive warrants to purchase 2,542,397 of the Company's common shares for $1.00 per share with a two-year term. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

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

Shareholder Lawsuit

On April 17, 2015, the Company was served with a lawsuit filed in Bexar County, Texas by William F. Pettinati, Jr., Nicholas Garofolo, Sigma Gas Barbastella Fund and Sigma Gas Antrozous Fund against Starboard Resources, Inc., its directors, its Chief Operating Officer, Edward Shaw, its former Chief Financial Officer, Eric Alfuth, our stockholder, Bradford Higgins, and Sean O’Sullivan, the managing director of our stockholder, SOSventures, LLC.   Mr. Pettinati, Mr. Garofalo and the Sigma Gas Antrozous Fund are stockholders.  Mr. Pettinati owns 145,112 shares, Mr. Garofalo owns 226,680 common stock shares and Sigma Gas Antrozous Fund owns 44,610 common stock shares. Combined these stockholders account for approximately 3.3% of our outstanding common stock.  These stockholders became our stockholders in February 2014.

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

Many of the allegations relate to events that allegedly happened before the plaintiffs became stockholders, including the distributions from certain partnerships that led to the Plaintiffs becoming stockholders in February 2014.  For actions after February 2014, Plaintiffs complain that our common stock still lacks a trading venue, that a books and records request was not honored, that we “delayed” our public offering, that SOSventures LLC had allegedly taken steps to “foreclose” on our assets under our subordinated credit agreement with SOSventures, LLC and that we filed for an extension to the filing date for our Form 10-K for the year ending December 31, 2014.

The matter is styled Sigma Barbastella Fund et al v. Charles S. Henry, III et al. and it is Cause No. 20105-CI-05672 in the 224th District Court in Bexar County, Texas.

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 10-K filed under the Securities Act of 1934, as amended, with the Securities and Exchange Commission on April 16, 2015.  Our discussion and analysis includes forward-looking information that involves risks and uncertainties, and should be read in conjunction with the below section entitled “Forward-Looking Statements.”  For a discussion about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements, see Part II. Item 1A. “Risk Factors.”

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

As of August 10, 2015, we owned interests in 119 producing oil and natural gas wells. We operate 116 or 97% of those wells. Our oil and natural gas production for 2014 consisted of 180,898 bbls of oil and 779,012 Mcf of gas.

We began 2014 with estimated proved reserves of 5,091 MBOE and ended the year with 6,264 MBOE.

 Strategy

We produce from operated oil and natural gas wells in the liquids rich, oil-bearing window of the Eagle Ford trend of South Texas and the nearby, oil-prone Giddings field where in combination we control 16,189 gross acres (15,880 net acres). We also completed a transaction to acquire acreage in West Texas, which we call the Crittenden Field and where we control 5,160 gross acres (2,759 net acres). In addition, we have material non-operated working interests in producing properties and conventional prospects located throughout Logan and McClain counties in Oklahoma, which account for 5,055 gross acres (1,229 net acres). The combined reserve base and net production are each over 70% oil-weighted and are currently approximately 82% held by production.

Our total proved reserves, based on our January 1, 2015 independent reserve estimate report, were 5,788 MBOE, consisting of 10,771 MMcf of natural gas, 3,993 Mbbl of oil. The PV-10 of our proved reserves at January 1, 2015 was $128.4 million based on the average of the beginning of each month prices through December 2014 of $95.28 per Bbl for oil and condensate and $4.36 per MMBtu for natural.  At January 1, 2015, 23% of our estimated proved reserves were proved developed reserves and 69% of our estimated proved reserves were oil and condensate.  Our average daily production for the six month period ending June 30, 2015 was 914 BOE per day.

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

 Giddings – Bastrop - Texas

Giddings is our largest acreage position with just over 13,000 gross acres located within the Eagle Ford trend.  Our acreage is spread across Bastrop, Burleson, Brazos, Fayette, Lee, and Gonzales counties.  From a reserve perspective, Giddings comprises the largest portion of our total proved reserves at 81%.

Crittenden - Winkler County - Texas

In Winkler County we control about 5,160 gross acres. Our position comprises 19% of our total proved reserves.

Results of Operations

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

Total Revenues. Total revenues decreased $4,418 thousand to $5,284 thousand for the six months ended June 30, 2015 from $9,702 thousand for the six months ended June 30, 2014, driven primarily by decrease in oil and natural gas price. Our average sales price received for natural gas decreased to $3.63 per Mcf for the six months ending June 30, 2015 from $4.75 per Mcf for the same period in 2014. Our average sales price received for oil decreased to $49.92 per bbl for the six months ending June 30, 2015 from $95.31 per bbl for the same period in 2014. Changes in natural gas and oil prices can significantly impact our natural gas and oil sales and related cash flows. Lower prices may materially adversely affect the sales prices we receive and our revenues and cash flow.

  Total natural gas and oil production for the six months ending June 30, 2015 consisted of 454,581 Mcf of natural gas and 81,900 bbls of oil, as compared to total natural gas and oil production for six months ending June 30, 2014, which consisted of 313,931 Mcf of natural gas and 79,328 bbls of oil.

Costs and Expenses. Total costs and expenses (excluding depreciation, depletion, and impairment) increased $1,512 thousand to $6,781 thousand for the six months ending June 30, 2015 from $5,269 thousand for the same period in 2014, due to increased production expenses associated with the Crittenden field acquisition and to increased interest expense derived from our increased debt.  This increased debt includes debt incurred to finance our March 2014 purchase of the White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties.  Lease operating expenses decreased $234 thousand to $2,079 thousand for the six months ending June 30, 2015 from $2,313 thousand for the same period in 2014.  General and administrative expenses and professional fees increased $220 thousand to $2,518 thousand for the six month period ending June 30, 2015 from $2,298 thousand for the same period in 2014, due primarily to increased staffing, legal and administrative due to greater production activity. Depletion and depreciation expense increased to $4,809 thousand for the six month period ending June 30, 2015 from $4,518 thousand for the same period in 2014, due primarily to increased depletion expenses associated with new property acquisitions and increased sales of our oil and gas production. Impairment of oil and gas properties for the six months ending June 30, 2015 was $1,350 thousands and $0 for the same period in 2014.

Net Income. Net loss was ($5,043) thousand, or ($0.40) per basic and diluted common share, for the six month period ending June 30, 2015 as compared to ($1) thousand, or ($0.0) per  basic and diluted common share, for the same period in 2014. The increase in net loss was attributable primarily to lower oil and natural gas price and increase in depletion expenses.

Liquidity and Capital Resources

During the six months ended June 30, 2015 net cash flow provided by operating activities increased by $398 thousand from $102 thousand for the six months ended June 30, 2014 to $500 thousand for the six months ending June 30, 2015.   Changes in cash flows from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as impairments of assets, depreciation, depletion and amortization and deferred income taxes. For example, changes in production volumes and market prices for natural gas and oil directly impact the level of our cash flow from operations. See the discussion under "Results of Operations."

Cash outflow from investing activities decreased by $24,249 thousand from the six months ending June 30, 2015 from the same period last year.  The decrease was due to cash outflow of $1,244 thousand used to purchase oil and natural gas properties during the six months ending June 30, 2015 as compared to $25,486 thousand for the same period in 2014.

Net cash provided by financing activities was $892 thousand for the six month period ending June 30, 2015, compared to $22,785 thousand for the six month period ending June 30, 2014. These financing activities primarily reflect refinancing of the term loan for the six months ended June 30, 2015 compared to proceeds from loans for the six month period ending June 30, 2014.

    As of June 30, 2015, we had a working capital deficit of $38,617 thousand, which consisted $5,925 thousand of current assets offset by $44,542 thousand of current liabilities. Current assets as of June 30, 2015 included cash of $3,729 thousand and accounts receivable of $1,019 thousand compared to cash of $3,574 thousand and accounts receivable of $1,860 thousand at December 31, 2014. Current liabilities as of June 30, 2015 included accounts payable and accrued liabilities of $5,557 thousand and revenue payable of $752 thousand as compared to accounts payable and accrued liabilities of $5,835 and revenue payable of $829 at December 31, 2014. Included in the current liabilities are the Independent Bank note of $21,021 thousand and SOSventure note and interest of $16,768 thousand as of June 30, 2015.

Our primary sources of liquidity are cash provided by operating activities, a subordinated credit facility, sales of non-core properties and access to capital markets.

The consolidated financial statements continue to reflect an ongoing drilling program which amounted to $1,244 thousand during the six month period ending June 30, 2015. On April 15, 2015 we obtained the capital to drill two new wells in the Crittenden Field through are amended agreements with SOSventures, LLC. Our capital program is designed to increase production through exploration and workovers within our fields and through joint venture programs. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements and reduce risk dollars expended.

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

 Senior Secured Credit Facility with Independent Bank

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016.  As of June 30, 2015, our borrowing base was $23.5 million.  The outstanding borrowings bear interest at a rate that is currently based on the prime with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  As of June 30, 2015 we have borrowed approximately $21 million on the credit facility.

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

The Company is obligated to commence drilling a well in the Crittenden Field within 45 days of the date of the Amendment and a second well in the Crittenden Field within 90 days of the date of the Amendment.

The April 15, 2015 Amendment also requires us to obtain the following hedges.

	Period	Commodity	Hedge Product	Bbl Vol (Per Month)	Price	% Hedge	Average Floor PCrice

	2015					2015
	March '15 - Oct '15	Crude	Swap	2,200 bbl	$77.00	84.5% (includes executed and required hedges)	$72.60 (includes executed and required hedges)
	March '15 - Dec '15	Crude	Put	4,000 bbl	$70.00
	March '15 - Dec '15	Crude	Put	2,800 bbl	$80.00
Additional Required	March '15 - Oct '15	Crude	Put, Collar, Swap	1,000 bbl	$50.00 Floor

	2016					2016
	Jan. '16 - Mar '16	Crude	Swap	1.500 bbl	$75.00	83.7% (includes executed and required hedges)	$53.35 (includes executed and required hedges)
	Calendar 2016	Crude	Collar	3,000 bbl	$54.00
Additional Required	Calendar 2016	Crude	Put, Collar, Swap	3,000 bbl	$50.00 Floor

On July 31, 2015, we sold all of our Oklahoma properties, which were located in Logan and Kingfisher Counties, Oklahoma, to Remora Petroleum, LP for $7,249,390.  As part of this transaction, the Company entered into the Fifth Amendment to its Credit Agreement with Independent Bank (“Amendment”).  (Exhibit 10.6.16). The Amendment provides that $4,000,000 of the purchase price was paid to Independent Bank to pay down its credit facility with Independent Bank.  The Amendment requires that an additional $2,000,000 would be held by Independent Bank in a control account.

The Amendment further states that the Credit Agreement’s $21,000,000 borrowing base is reduced to $17,000,000 and that the Company cannot demand further funds under this Credit Agreement until the next redetermination of the borrowing base and the cure of any deficiency loan amount over the adjusted borrowing base.

The Amendment also places limits on the use of the $2,000,000 in the control account.  It provides that the control account funds shall be applied, first, to any borrowing base deficiency after redetermination, and second, to any remaining amount on the loan or to the Company in the sole discretion of Independent Bank.  The Amendment also requires the Company to use the funds it has received from the Oklahoma properties transaction (after payment of the $4,000,000 to Independent Bank and the $2,000,000 to the control account) to its outstanding third party accounts payables.

We expect that Independent Bank will make a new determination of our borrowing base under the credit facility before September 30, 2015 based on the impact of lower oil and gas prices on our proved developed reserves.  If our then current loan balance, less the $2,000,000 in the control account, exceeds such new borrowing base, we will be required to promptly pay cash to reduce our loan amount to the approved borrowing base.  If this happens we may need to seek other sources of liquidity in the form of debt or equity.

On March 26, 2014, we entered into a term loan agreement with Independent Bank totaling $4,000,000 at a current rate of 6.75% per annum. The Company has repaid its term loan at closing on April 15, 2015 with both principal and interest. It also repaid the note principal to reduce the note to no more than the borrowing base, including the repayment of interest, payment of certain fees, deposited $5,000,000 into a special account and deliver a commitment letter from SOSventures to provide an additional $2,000,000 of availability under the Subordinated credit facility with SOSventures, LLC for drilling capital.

 Subordinated Credit Facility with SOSventures, LLC

On June 3, 2014 we agreed to amend our credit agreement with SOSventures, LLC, originally entered into on July 25, 2013, providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate for drilling activities.  The loan under this agreement is secured by a second lien on our assets.

The SOSventures, LLC credit agreement requires us to maintain certain financial ratios.  First, we must maintain an interest coverage ratio of 3:1 at the end of each quarter so that our consolidated net income less our fees under the credit facility, lender expenses, non-cash charges relating to the hedge agreements, interest, income taxes, depreciation, depletion, amortization, exploration expenditures and costs and other non-cash charges (netted for noncash income) (“EBITDAX”) is greater than 3 times our interest expense under the credit facility.  Second, we must maintain a debt to EBITDAX ratio of less than 3.5:1 at the end of each quarter. Third, we must maintain a current ratio of greater than 1:1 at the end of each quarter, meaning that our consolidated current assets (including the unused amount of the credit facility by excluding non-cash assets under ASC 410 and 815) must be greater than our consolidated current liabilities (excluding non-cash obligations under ASC 410 and 815 and current maturities under the credit facility.)

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

On April 15, 2015 we entered the Second Amendment to the First Amendment and Restated Credit Agreement and several other agreements which provided that SOSventures, LLC will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittenden Field referenced in the Independent Bank Amendment. Further, SOSventures, LLC will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittenden Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, LLC shall receive warrants to purchase 2,542,397 of our common shares for $1.00 per share with a two-year term. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

As of June 30, 2015, we have approximately $16 million drawn against the SOSventures, LLC credit facility.  As of August 12, 2015 we have an approximate $20 million balance on the SOSventures, LLC credit facility.  The SOSventures, LLC borrowing base is also subject to possible redetermination and corresponding liquidity issues as stated above in connection with the Independent Bank.

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

At June 30, 2015, we had the following open crude oil derivative contracts:

			June 30, 2015
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price		Purchased Put Option Price
July 2015 – October 2015	Put	Crude Oil	6,000				50.00 – 80.00
November 2015 – December 2015	Put	Crude Oil	2,800				80.00
April 2015 – December 2015	Put	Crude Oil	4,000				70.00
January 2016 – March 2016	Put	Crude Oil	1,500				75.00
January 2016 – December 2016	Collar	Crude Oil	3,000	54.00		7.93
January 2016 – March 2016	Put	Crude Oil	3,000				50.00

Outlook

Our ability to meet our debt covenants and our capacity to incur additional indebtedness will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. For example, lower oil and natural gas prices could result in a redetermination of the borrowing base under our Bank Credit Facility and SOSventures, LLC.  Indeed, our borrowing base with Independent Bank is slated for redetermination in the near future using a reserve estimate as of September 1, 2015.  Credit Agreement at a lower level and reduce our adjusted consolidated EBITDA, and thus could reduce our ability to incur indebtedness and may requires us to sell assets to pay down the credit facility. Investing in undeveloped acreage, coupled with our drilling plans, may also impact our near-term ability to comply with our debt covenants. Of course, over the longer term, we expect that our strategy and our investments will result in increased production and reserves, lower lease operating costs and more abundant drilling opportunities. As a consequence, we constantly monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues and work with the lenders under our Bank Credit Facility and SOSventures, LLC Credit Agreement to address any such issues ahead of time.

If, in the future, we are unable to comply with these covenants and the lenders under our Bank Credit Facility and SOSventures, LLC Credit Agreement are unwilling to provide us with covenant flexibility, we may be forced to repay or refinance amounts then outstanding under the Bank Credit Facility and SOSventures, LLC Credit Agreement and seek alternative sources of capital to fund our business and anticipated capital expenditures. In the event that we are unable to access sufficient capital to fund our business and planned capital expenditures, we may be required to curtail our drilling, development, land acquisition and other activities, which could result in a decrease in our production of oil and natural gas, may be subject to forfeitures of leasehold interests to the extent we are unable or unwilling to renew them, and may be forced to sell some of our assets on an untimely or unfavorable basis, each of which could adversely affect our results of operations and financial condition. Further, the failure to comply with the restrictive covenants relating to our indebtedness could result in the declaration of a default and cross default under the instruments governing our indebtedness, potentially resulting in acceleration of our obligations and adversely impacting our financial condition.

Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing reserves and production and finding additional reserves.  We may sell assets to achieve liquidity in pursuit of these goals.  Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. We therefore continuously monitor our liquidity and the capital markets and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources, acquisition opportunities and drilling success.

We strive to maintain financial flexibility while pursuing our drilling plans and evaluating potential acquisitions, and will therefore consider accessing capital markets (if on acceptable terms) as necessary to, among other things, maintain substantial borrowing capacity under our Bank Credit Facility and SOSventures, LLC Credit Agreement, facilitate drilling on our undeveloped acreage position and permit us to selectively expand our acreage position while sustaining sufficient operating cash levels. Our ability to complete future debt and equity offerings and maintain or increase our borrowing base is subject to a number of variables, including our level of oil and natural gas production, reserves and commodity prices, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Prices for oil and natural gas have historically been subject to seasonal fluctuations characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. Even if we are otherwise successful in growing our reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted.

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

Impairments

 The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis, changes in proved reserve estimates or the sale of the properties. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value.

Asset Retirement Obligations

 The Company accrues for the estimated liability for the plugging and abandonment of natural gas and oil wells at the end of their productive lives following the provisions of ASC 410-20, Asset Retirement Obligations. Asset retirement obligations are estimated at the present value of expected future net cash flows based on reserve estimates and federal and state regulatory requirements and are discounted using the Company’s credit adjusted risk free rate.  Because the Company uses unobservable inputs in estimating asset retirement obligations, it considers such obligations a Level 3 measurement under ASC 820.  At the time of abandonment, we recognize a gain or loss on abandonment to the extent that actual costs do not equal the estimated costs.

Goodwill

At June 30, 2015 and December 31, 2014 the Company had goodwill of $960 thousand.

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

Independent reserve engineers prepare the estimates of our oil and gas reserves presented in this quarterly report based on guidelines promulgated under GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission. The evaluation of our reserves by the independent reserve engineers involves their rigorous examination of our technical evaluation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information and measurements. Reservoir engineers interpret these data to determine the nature of the reservoir and ultimately the quantity of total oil and gas reserves attributable to a specific property. Our total reserves in this quarterly report include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the total reserves will be produced, the timing and ultimate recovery can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes or proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices or production equipment/facility capacity.

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

The Company’s Chief Executive Officer and Chief Accounting Officer evaluated the Company’s disclosure controls and procedures as of June 30, 2015. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Disclosure controls and procedures. As of June 30, 2015, the Company was obligated to be a reporting company and file periodic or current reports with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934.  Thus, the Company must assess its disclosure controls and procedures in connection with its presentation of its information for the year ending June 30, 2015, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, which is presented in this Form 10-Q.  The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Accounting Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.

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

 Management's remediation initiatives. The stock option expense matter relates to FASB 718-10-20, which requires that the stock option expense be determined in the quarter in which the contract is signed rather than the quarter in which stockholder approval of the stock option approval of the compensation (and the equity compensation plan under which the relevant stock options are to be issued) is obtained if stockholder approval is “essentially a formality or perfunctory.” The relevant employment agreements and the Company’s 2014 Equity Compensation Plan were approved by the Board of Directors in the quarter ending September 30, 2014, but were not voted on by stockholders until the Company’s annual meeting on October 28, 2014.  It was subsequently determined that the stockholder approval was “essentially a formality or perfunctory” because the Company has two shareholder groups which control a majority of the Company’s common stock when combined and that our Chairman, Bill Liao, is an employee of one such stockholder group and our director, Peter Benz, is affiliated with the other such stockholder group. Thus, the Company is required to record the stock option compensation in the quarter ending September 30, 2014 rather than at the time of the stockholder meeting. Had this error not been caught in the review process, it would have resulted in a material understatement of our expenses for the six month period ending September 30, 2014.  But, this error would not have resulted in a material change for the full year presentation for the year ending December 31, 2014.

The deferred tax matter relates to the Company using the incorrect tax basis for certain assets and liabilities as well as understating the net operating loss deferred tax asset.  These errors relate to year ended December 31, 2013 and impacted the three and six months ended June 30, 2014.  We have made adjustments for these errors as stated in our financial statements. We have also hired an outside national accounting firm to consult on deferred tax matters.

    The Company's accounting staff will be trained on the limits of capital available for five year development plans under SEC Regulation S-X Rule 4-10(a) (31)(ii) and we will add this issue as an item to review with petroleum engineers used for reserve estimates. But, the conditions that led to the material weakness, including the lack of a Chief Financial Officer, remain.

            Changes in control over financial reporting. In the six months ending June 30, 2015 there have no changes in control over financial reporting that will have a material impact in control over financial reporting except as reported above.

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

Finally, On March 18, 2014, Gregory Imbruce, Giddings Investments, LLC, Giddings Genpar LLC, Hunton Oil Genpar, LLC, Asym Capital III LLC, Glenrose Holdings, LLC and Asym Energy Investment LLC filed a claim through the American Arbitration Association against Charles S. Henry, III, John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otierno, SOSventures LLC, Bradford Higgins, William Mahoney, Edwards M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP and named other limited partners in the partnerships as relief defendants.  Claimants seek remedies for (i) breach  of limited partnership agreements; (ii) breach of implied covenant of good faith and fair dealing; (iii) violations of the Connecticut Unfair Trade Practices Act (SOSventures, LLC only); (iv) conversion of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (v) theft of stock certificates subject to Company’s Amended Interpleader action includes as Exhibit 99.1.5; (vi) unjust enrichment; (vii) violations of the Delaware Uniform Limited Partnership Act (Charles S. Henry III only); (viii) breach of fiduciary duty (Charles S. Henry III only); and (ix) defamation  and violation of confidentiality duty (SOSventures, LLC only).   The claimants seek declaratory and injunctive relief as to who has authority to act as general partner of the partnerships, constructive trust on our common stock shares previously distributed to limited partners in the partnerships and damages.  The arbitration hearing has been concluded and submitted.  The parties expect a ruling from the arbitrator by September 11, 2015.

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

As of August 12, 2015, with accrued and unpaid interest we have a $20 million balance on the SOSventures, LLC credit facility.

On April 15, 2015 we entered the Second Amendment to the First Amendment and Restated Credit Agreement (Exhibit 10.6.4) and several other agreements which provided that SOSventures, LLC will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittenden Field referenced in the Independent Bank Amendment. Further, SOSventures, LLC will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittenden Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, LLC shall receive warrants to purchase 2,542,397 of our common shares for $1.00 per share with a two-year term. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

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

3.  Exhibits.  See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference

(b)           Reports on Form 8-K.

On April 15, 2015 the Company disclosed in its Item 9B “Other Information” in its Form 10-K the following:

Material Agreements

Independent Bank Credit Agreement

As stated above in Part II, the Company has entered into the Fourth Amendment to the Credit Agreement with Independent Bank Exhibit 10.5.15), the Fifth Amendment to the Credit Agreement with Independent Bank (Exhibit 10.5.16) the Second Amendment to the Credit Agreement with SOSventures, LLC (Exhibit 10.6.4) and the related Intercreditor Agreement amendment (Exhibit 10.6.5).  These are material definitive agreements.  These agreements are further described in Item 7 herein relating to Management’s Discussion and Analysis or Plan of Operations.

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

On April 15, 2015 we entered the Second Amendment to the First Amendment and Restated Credit Agreement (Exhibit 10.6.4) and several other agreements which provided that SOSventures, LLC will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittenden Field referenced in the Independent Bank Amendment. Further, SOSventures, LLC will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittenden Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, LLC shall receive warrants to purchase 2,542,397 of our common shares for $1.00 per share with a two-year term. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

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

In this Form 10-Q we report that as of July 31, 2015 we sold all of its Oklahoma properties for $7,249,390.  (See Note 4 to our financial statements for June 30, 2015).  The $1,349,693 impairment charge for the six months ending June 30, 2015 derives entirely from these Oklahoma properties and the valuations assigned to these properties as the result of the sale.

Changes in Control of Registrant

SOSventures, LLC is part of a group that currently owns approximately 38% of our Company stock.  As described above, SOSventures, LLC now has warrants that could allow it to purchase a controlling interest in the Company.

Forms 8-K

On April 22, 2015 we filed a Form 8-K disclosing service of a stockholder lawsuit further described in Part II, Item 1 above.

On May 12, 2015, we disclosed the engagement of Akin Doherty Klein & Feuge, P.C. of San Antonio, Texas to be our independent registered public accounting firm, effective immediately and the corresponding dismissal of KPMG LLP from being our independent registered public accounting firm.

On August 5, 2015, we disclosed the sale of our Oklahoma properties for $7,249,390, the use of the proceeds of this sale, and the entry into the Fifth Amendment to our credit agreement with Independent Bank.

Schedule 14C Information Statement

On July 28, 2015 we distributed to stockholders and filed with the Securities and Exchange Commission our Schedule 14C Information Statement which notified stockholders of the election of Bill Liao, Peter Benz, Charles S. Henry, III, Craig Dermody and Michael J. Pawelek to our Board of Directors, our name change to Brushy Resources, Inc. through a Certificate of Amendment to our Certificate of Incorporation and an amendment to our by-laws to provide mandatory venue for stockholder derivative lawsuits against our officers and directors in the Delaware Chancery Court.  We can file the Certificate of Amendment on the name change 20 days after the distribution of the Information Statement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Starboard Resources, Inc.
(Registrant)

Date: August 15, 2015	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2015	By:	/s/ N. Kim Vo
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

10.5.04	Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012.(17)

10.5.05	Certificate of Ownership Interests – Starboard Resources, Inc. dated June 27, 2013.(18)

10.5.06	Omnibus Certificate – Starboard Resources, Inc. dated June 27, 2013.(19)

10.5.07	Guaranty dated June 27, 2013 from ImPetro Operating, LLC.(20)

10.5.08	Security Agreement dated June 27, 2013 between ImPetro Operating, LLC and Independent Bank.(21)

Exhibit No.	Description
10.5.09	Omnibus Certificate – ImPetro Operating, LLC dated June 27, 2013.(22)

10.5.10	Waiver of Operator’s Lien – ImPetro Operating, LLC dated June 27, 2013.(23)

10.5.11	Guaranty dated June 27, 2013 from ImPetro Resources, LLC.(24)

10.5.12	Security Agreement dated June 27, 2013 between ImPetro Resources, LLC and Independent Bank.(25)

10.5.13	Omnibus Certificate – ImPetro Resources, LLC dated June 27, 2013.(26)

10.5.14	Note dated June 27, 2013 – Starboard Resources, Inc.(27)

10.5.15	Fourth Amendment to Credit Agreement with Independent Bank dated April 15, 2015(28)

10.5.16	Fifth Amendment to Credit Agreement with Independent Bank dated July 31, 2015(29)

10.6.1	Credit Agreement dated July 25, 2013 between Starboard Resources, Inc. and SOSventures, LLC(30)

10.6.2	Intercreditor Agreement dated July 25, 2013 between Independent Bank, and SOSventures LLC(31)

10.6.3	Second Amendment to Credit Agreement between SOSventures, LLC and Starboard Resources dated April 15, 2015(32)

10.6.4	Amendment to Intercreditor Agreement between Independent Bank, SOSventures, LLC and Starboard Resources, Inc. dated April 15, 2015(33)

10.7.1	Sunoco – Texon LP Crude Purchase Agreement(34)

10.7.2	Sunoco – Texon LP Crude Purchase Agreement Amendment(35)

10.8	DCP Midstream, LP Gas Purchase Agreement(36)

14	Code of Ethics.(37)

21	List of subsidiaries(38)

23.2	Consent of Forrest A. Garb & Associates, Inc., independent petroleum engineers.(39)

31.1	Management Certification – Principal Executive Officer.

31.2	Management Certification – Principal Accounting Officer.

32.1	Section 1350 Certification.

99.2	Reserve Report as of January 1, 2015 from Forrest Garb & Associates, Inc.(40)

99.3	Reserve Report as of January 1, 2014 from Forrest Garb & Associates, Inc.(41)

Reference No.	Reference Description
(1)	Incorporated by reference to Exhibit 3.1.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(2)	Incorporated by reference to Exhibit 3.1.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 13, 2014.

(4)	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on October 31, 2014.

(5)	Incorporated by reference to Exhibit 3.2.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(6)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(7)	Incorporated by reference to Exhibit 4.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(8)	Incorporated by reference to Exhibit 4.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(9)	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed October 31, 2014.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on September 4, 2014.

(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on September 4, 2014.

(12)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(14)	Incorporated by reference to Exhibit 10.5.01 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(15)	Incorporated by reference to Exhibit 10.5.02 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(16)	Incorporated by reference to Exhibit 10.5.03 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(17)	Incorporated by reference to Exhibit 10.5.04 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(18)	Incorporated by reference to Exhibit 10.5.05 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(19)	Incorporated by reference to Exhibit 10.5.06 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(20)	Incorporated by reference to Exhibit 10.5.07 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(21)	Incorporated by reference to Exhibit 10.5.08 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

Reference No.	Reference Description
(22)	Incorporated by reference to Exhibit 10.5.09 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(23)	Incorporated by reference to Exhibit 10.5.10 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(24)	Incorporated by reference to Exhibit 10.5.11 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(25)	Incorporated by reference to Exhibit 10.5.12 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(26)	Incorporated by reference to Exhibit 10.5.13 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(27)	Incorporated by reference to Exhibit 10.5.14 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(28)	Incorporated by reference to Exhibit 10.5.15 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(29)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8- filed with the SEC on August 5, 2015

(30)	Incorporated by reference to Exhibit 10.6.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(31)	Incorporated by reference to Exhibit 10.6.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(32)	Incorporated by reference to Exhibit 10.6.3 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(33)	Incorporated by reference to Exhibit 10.6.4 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(34)	Incorporated by reference to Exhibit 10.7.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(35)	Incorporated by reference to Exhibit 10.7.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(36)	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(37)	Incorporated by reference to Annex 3 of the Company’s Schedule 14A filed with the SEC on September 26, 2014.

(38)	Incorporated by reference to Exhibit 21 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(39)	Incorporated by reference to Exhibit 23.2 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(40)	Incorporated by reference to Exhibit 99.2 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(41)	Incorporated by reference to Exhibit 99.3 of the Company’s Form 10-K/A filed with the SEC on April 30, 2014