Form 10-Q/A
period 2015-06-30
Brushy Resources, Inc.
filed 2015-11-13
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30. 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-54967

BRUSHY RESOURCES, INC.
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

BRUSHY  RESOURCES, INC.
FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2015

INDEX

EXPLANTORY NOTE

EXPLANATORY NOTE

Brushy Resources, Inc. (the “Company” – formerly known as “Starboard Resources, Inc.”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report“) to the Quarterly Report on form 10-Q of Starboard Resources for the quarterly period ended June 30, 2015 (the “Original Report”), originally filed with the Securities and Exchange Commission on August 14, 2015.  The purpose of the Amended Report is to correct certain errors related to the impairment of the Company’s Oklahoma properties contained in the financial statements and related disclosures contained in the Original Report, as described in Note 1 – Restatement.

In November 2015, the Company discovered an error in computation of impairment regarding the Oklahoma properties for the quarterly period ended June 30, 2015.  Specifically, the impairment calculation included in the Company’s financial statements for period ended June 30, 2015 did not take into account previously recorded impairment on the Oklahoma properties resulting in improper recording of $1,350,000 in impairment.  The changes in the impairment resulted in a non-cash reduction of loss to the financial statements.  The Company has determined that the impact of non-cash item on its quarterly financial statements for the quarters ended June 30, 2015 to be sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q.

The line items that have been amended and restated are set forth below:

Balance Sheets

	June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
ASSETS
Oil and natural gas properties, successful efforts method, net of accumulated depletion	$88,955	1,350	$90,305
Total oil and natural gas properties and other equipment, net
Total assets	$96,809	1,350	$98,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Accumulated deficit	$(19,176)	1,350	$(17,826)
Total stockholders' equity	37,469	1,350	38,819
Total liabilities and stockholders' equity	$96,809	1,350	$98,159

 Statements of Operations

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Impairment of oil and gas properties	$1,350	(1,350)	$-	$1,350	(1,350)	$-
Net income (loss)	$(2,354)	1,350	$(1,004)	$(5,043)	1,350	$(3,693)
Net income (loss) per basic and diluted common share	$(0.19)		$(0.08)	$(0.40)		$(0.29)

Statements of Cash Flows

	Six Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated

Net loss	$(5,043)	1,350	$(3,693)
Impairment of oil and gas properties	1,350	(1,350)	$-

No attempt has been made in this Amended Report to modify or updated other disclosures presented in the Original Report, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the filing of the Original Report on August 14, 2015. Accordingly, this Amended Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

As a result of the restatement described above, the Company’s Chief Executive Officer and Chief Accounting Officer, with the assistance of other members of management, re-evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 using the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this re-evaluation, we have determined that an additional material weakness in internal controls over financial reporting existed as of June 30, 2015. (See Item 4 – Controls and Procedures).

Currently dated certifications from Brushy Resources, Inc.’s Chief Executive Officer and Chief Accounting Officer have also been included as exhibits to this Form 10-Q/A.

Part I – Financial Information

Item 1.   Financial Statements

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value and share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS	Restated

Current assets
Cash	$3,729	$3,574
Trade receivables	1,019	1,860
Joint interest receivables	203	508
Current derivative assets	596	1,699
Prepaid expenses	378	284

Total current assets	5,925	7,925

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of accumulated depletion	90,305	91,766
Other property and equipment, net of depreciation	83	104

Total oil and natural gas properties and other equipment, net	90,388	91,870

Other assets

Goodwill	960	960
Derivative assets	-	67
Other	886	981

Total other assets	1,846	2,008

Total assets	$98,159	$101,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value and share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	Restated

Current liabilities
Accounts payable and accrued liabilities	$5,557	$5,835
Joint interest revenues payable	752	829
Current maturities of related party notes payable	16,768	-
Current maturities of notes payable	21,021	2,353
Current asset retirement obligations	444	428

Total current liabilities	44,542	9,445

Long-term liabilities
Derivative liabilities	39	-
Notes payable	46	23,162
Related party note payable	-	10,180
Deferred tax liabilities	11,423	14,040
Asset retirement obligations	3,290	3,177

Total long-term liabilities	14,798	50,559

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;
none issued and outstanding	-	-
Common stock, $.001 par value, authorized 150,000,000 shares;
12,711,986 shares issued at June 30, 2015 and 12,362,336 shares issued at December 31, 2014	13	12
Paid-in capital	56,632	55,920
Accumulated deficit	(17,826)	(14,133)

Total stockholders’ equity	38,819	41,799

Total liabilities and stockholders’ equity	$98,159	$101,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Restated		Restated

Oil, natural gas, and related product sales	$2,527	$5,895	$5,284	$9,702

Expenses
Depreciation, depletion and amortization	2,135	2,776	4,642	4,518
Lease operating	953	1,394	2,079	2,313
General and administrative	747	805	2,089	1,781
Professional fees	218	240	429	517
Production taxes	103	229	206	339
Accretion of discount on asset retirement obligation	65	152	128	189
Exploration	19	19	41	33

Total expenses	4,240	5,615	9,614	9,690

Operating income (loss)	(1,713)	280	(4,330)	12

Other income (expense)
Interest expense	(973)	(717)	(1,745)	(929)
Gain (loss) from derivative contracts	(647)	115	(233)	113
Gain on sale of assets, net	4	719	2	719
Total other income (expense)	(1,616)	117	(1,976)	(97)

Income (loss) before income taxes	(3,329)	397	(6,306)	(85)

Income tax benefit / (expense):
Current income tax benefit / (expense)	-	-	-	-
Deferred income tax benefit / (expense)	2,325	(141)	2,613	84
Net income (loss)	$(1,004)	$256	$(3,693)	$(1)

Net income (loss) per basic and diluted
common share	$(0.08)	$0.02	$(0.29)	$0.00

Weighted average basic
common shares outstanding	12,711,986	12,362,336	12,711,986	12,362,336

Weighted average diluted
common shares outstanding	12,711,986	12,711,986	12,711,986	12,362,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2015	2014
	Restated
Cash flows from operating activities
Net loss	$(3,693)	$(1)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and depletion	4,642	4,430
Deferred income taxes	(2,613)	(84)
Stock-based compensation	712	600
Accretion of asset retirement obligation	128	189
Cash received (paid) for settlement of derivative instruments	-	(57)
Unrealized loss (gain) from derivative contracts	1,209	(113)
(Gain)on asset sales	(2)	(719)
Amortization of debt issuance costs	168	88
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Trade receivables	841	(442)
Joint interest receivables	305	(1,337)
Prepaid expenses and other assets	(11)	(64)
Accounts payable and accrued liabilities	(1,109)	(3,080)
Joint interest revenues payable	(77)	692
Net cash provided by operating activities	500	102

Cash flows from investing activities
Acquisition and development of oil and natural gas properties	(1,244)	(8,405)
Acquisition of White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties	-	(17,078)
Proceeds from sales of oil and natural gas properties	7	-
Oil and natural gas abandonment costs	-	(3)
Net cash (used) in investing activities	(1,237)	(25,486)

Cash flows from financing activities
Proceeds from notes payable	5,500	23,560
Debt issuance costs	(153)	(206)
Repayments of notes payable	(4,448)	(513)
Deferred offering costs	(7)	(56)
Net cash provided by financing activities	892	22,785

Net increase (decrease) in cash	155	(2,599)
Cash, beginning of period	3,574	5,794
Cash, end of period	$3,729	$3,195

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

STARBOARD RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – RESTATEMENT

In November 2015, during the preparation of our condensed financial statements for the nine months ended September 30, 2015, the Company discovered an error in the computation of impairment of Oklahoma properties for the quarterly period ended June 30, 2015.  Specifically, the impairment calculation included in the Company’s financial statements for period ended June 30, 2015 did not take into account previously recorded impairment on the Oklahoma properties resulting in improper recording of $1,350,000 in impairment.  The changes in the impairment resulted in a non-cash reduction of loss to the financial statements.  The Company has determined that the impact of non-cash item on its quarterly financial statements for the quarters ended June 30, 2015 to be sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q.

The line items that have been amended and restated are set forth below:

Balance Sheets

	June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
ASSETS
Oil and natural gas properties, successful efforts method, net of accumulated depletion	$88,955	1,350	$90,305
Total oil and natural gas properties and other equipment, net
Total assets	$96,809	1,350	$98,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Accumulated deficit	$(19,176)	1,350	$(17,826)
Total stockholders' equity	37,469	1,350	38,819
Total liabilities and stockholders' equity	$96,809	1,350	$98,159

 Statements of Operations

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Impairment of oil and gas properties	$1,350	(1,350)	$-	$1,350	(1,350)	$-
Net income (loss)	$(2,354)	1,350	$(1,004)	$(5,043)	1,350	$(3,693)
Net income (loss) per basic and diluted common share	$(0.19)		$(0.08)	$(0.40)		$(0.29)

Statements of Cash Flows

	Six Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated

Net loss	$(5,043)	1,350	$(3,693)
Impairment of oil and gas properties	1,350	(1,350)	$-

NOTE 2 - NATURE OF OPERATIONS

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For the six months ended June 30, 2015 and the year December 31, 2014, the Company’s impairment charge was $0 and $4,428,378

Other Property and Equipment

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

 Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights, non-vested restricted shares and warrants. For the six month period ended June 30, 2015, there were 900,000 potentially dilutive non-vested stock options and 2,542,379 warrants. For the six month period ended June 30, 2014, there were 349,650 potentially dilutive non-vested restricted shares and stock options. The potentially dilutive options and warrants, for June 30, 2015, are considered antidilutive since the Company is in a net loss position and thus result in the basic net income (loss) per common share equaling the diluted net income (loss) per common share.

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

NOTE 4 – FAIR VALUE MEASUREMENTS

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

NOTE 5 – PROPERTY ACQUISITION AND SALE

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

NOTE 6 – OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at June 30, 2015 and December 31, 2014:

($ in thousands)	Six month period Ended June 30, 2015	Year Ended December 31, 2014
Oil and natural gas properties
Proved-developed producing properties	$97,729	$96,691
Proved-developed non-producing properties	3,660	2,880
Proved-undeveloped properties	13,274	13,330
Unproved properties	2,045	1,996
Less: Accumulated depletion	(26,403)	(23,131)
Total oil and natural gas properties, net of accumulated depletion	$90,305	$91,766

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

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

NOTE 8 – GOING PUBLIC DELAY FEE

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

NOTE 9 – DERIVATIVES

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

NOTE 10 – NOTES PAYABLE

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

NOTE 11 – STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS

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

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – LEGAL PROCEEDINGS

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

NOTE 14 – SUBSEQUENT EVENT

In November 2015, the Company discovered an error in the impairment taken on the Oklahoma properties sold in July 2015.  The Company determined that the impact of this impairment was sufficiently material to warrant restatement of the financial results contained in the Company’s Quarterly Reports of Form 10-Q for June 30, 2015. (See Note 1 – Restatement).

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

In this Quarterly Report on Form 10-Q, references to “we,” “our” or “the Company” refer to  Brushy  Resources Inc. and its subsidiaries.

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

Restatement

In November 2015, during the preparation of our condensed financial statements, the Company discovered an error in the computation of impairment of Oklahoma properties for the quarterly period ended June 30, 2015.  Specifically, the impairment calculation included in the Company’s financial statements for period ended June 30, 2015 did not take into account previously recorded impairment on the Oklahoma properties resulting in improper recording of $1,350,000 in impairment.  The changes in the impairment resulted in a non-cash reduction of loss to the financial statements.  The Company has determined that the impact of non-cash item on its quarterly financial statements for the quarters ended June 30, 2015 to be sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q.

Overview

Brushy Resources, Inc.  is an independent energy company engaged primarily in the exploration for, and development of, natural gas and crude oil reserves. We generate our revenues and cash flows from two primary sources: investing activities and the proceeds from the sale of oil and gas production on properties we hold or participate in.

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

Net Income. Net loss was ($3,693) thousand, or ($0.29) per basic and diluted common share, for the six month period ending June 30, 2015 as compared to ($1) thousand, or ($0.0) per  basic and diluted common share, for the same period in 2014. The increase in net loss was attributable primarily to lower oil and natural gas price and increase in depletion expenses.

Liquidity and Capital Resources

During the six months ended June 30, 2015 net cash flow provided by operating activities increased by $398 thousand from $102 thousand for the six months ended June 30, 2014 to $500 thousand for the six months ending June 30, 2015.   Changes in cash flows from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, depletion and amortization and deferred income taxes. For example, changes in production volumes and market prices for natural gas and oil directly impact the level of our cash flow from operations. See the discussion under "Results of Operations."

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

Material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Brushy Resources's annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2014, we identified that our processes and procedures for the computation of deferred income taxes and stock option expenses were not effective. This control deficiency would have resulted in a material error in our condensed consolidated financial statements for the three months ended September 30, 2014.  Accordingly, management has concluded this deficiency in internal control over financial reporting constituted a material weakness.

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

During the preparation of our condensed financial statements for the nine months ending September 30, 2015 we identified that our process and procedures for the computation of impairment were not effective.  The control deficiency resulted in a material error in our condensed consolidated financial statements for the six months ended June 30, 2015. The control failure allowed for the improper recording of $1,350,000 in impairment of our Oklahoma properties.

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

Part II—Other Information

Item 1. Legal Proceedings

In addition to the below, see Part I, Item 1 – “Financial Statements,” “Note 13 – “Legal Proceedings” of this Quarterly Report on Form 10-Q which is incorporated by reference into this Part II, Item 1 – “Legal Proceedings.”

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

Brushy Resources, Inc.
(Registrant)

Date: November 13, 2015	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ N. Kim Vo
Controller
(Chief Accounting Officer)

EXHIBITS
 EXHIBIT LIST

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean  Brushy Resources, Inc., a Delaware corporation.

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