Form 10-Q
period 2015-09-30
Brushy Resources, Inc.
filed 2015-11-13
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30. 2015

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

As of November 11, 2015 there were 12,711,986 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

BRUSHY RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Part I – Financial Information

Item 1.   Financial Statements

BRUSHY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value and share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$5,779	$3,574
Trade receivables	879	1,860
Joint interest receivables	229	508
Current derivative assets	918	1,699
Prepaid expenses	300	284

Total current assets	8,105	7,925

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of accumulated depletion	86,974	91,766
Other property and equipment, net of depreciation	75	104

Total oil and natural gas properties and other equipment, net	87,049	91,870

Other assets

Goodwill	960	960
Derivative assets	59	67
Other	884	981

Total other assets	1,903	2,008

Total assets	$97,057	$101,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUSHY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value and share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,092	$5,835
Joint interest revenues payable	791	829
Current maturities of related party notes payable	20,071	-
Current maturities of notes payable	16,421	2,353
Current asset retirement obligations	452	428

Total current liabilities	43,827	9,445

Long-term liabilities
Derivative liabilities	-	-
Notes payable	41	23,162
Related party note payable	-	10,180
Deferred tax liabilities	10,740	14,040
Asset retirement obligations	3,197	3,177

Total long-term liabilities	13,978	50,559

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, authorized 10,000,000 shares;
none issued and outstanding	-	-
Common stock, $.001 par value, authorized 150,000,000 shares;
12,711,986 shares issued at September 30, 2015 and 12,362,336 shares issued at December 31, 2014	13	12
Paid-in capital	56,838	55,920
Accumulated deficit	(17,599)	(14,133)

Total stockholders’ equity	39,252	41,799

Total liabilities and stockholders’ equity	$97,057	$101,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUSHY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Oil, natural gas, and related product sales	$1,745	$5,783	$7,029	$15,485

Expenses
Depreciation, depletion and amortization	1,934	2,858	6,576	7,287
Lease operating	884	1,633	2,963	3,946
General and administrative	797	956	2,885	2,737
Professional fees	96	220	525	737
Production taxes	83	176	289	514
Accretion of discount on asset retirement obligation	58	66	187	255
Exploration	8	27	48	60
Impairment of oil and gas properties	863	-	863	-

Total expenses	4,723	5,936	14,336	15,536

Operating income (loss)	(2,978)	(153)	(7,307)	(51)

Other income (expense)
Interest expense	(1,068)	(803)	(2,814)	(1,820)
Gain (loss) from derivative contracts	1,100	(51)	867	61
Gain on sale of assets, net	2,373	827	2,375	1,546
Other Income	141	-	141	-
Total other income (expense)	2,546	(27)	569	(213)

Income (loss) before income taxes	(432)	(180)	(6,738)	(264)

Income tax benefit / (expense):
Current income tax benefit / (expense)	(23)	(7)	(23)	(7)
Deferred income tax benefit / (expense)	683	87	3,296	171
Net income (loss)	$228	$(100)	$(3,465)	$(100)

Net income (loss) per basic and diluted
common share	$0.02	$(0.01)	$(0.27)	$(0.01)

Weighted average basic
common shares outstanding	12,711,986	12,362,336	12,636,421	12,362,336

Weighted average diluted
common shares outstanding	12,711,986	12,362,336	12,636,421	12,362,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUSHY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(3,465)	$(100)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and depletion	6,576	7,287
Impairment of oil and gas properties	863	-
Deferred income taxes	(3,296)	(171)
Stock-based compensation	918	968
Accretion of asset retirement obligation	187	255
Cash received (paid) for settlement of derivative instruments	-	(89)
Unrealized loss (gain) from derivative contracts	789	(61)
(Gain)on asset sales	(2,375)	(1,546)
Amortization of debt issuance costs	249	141
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Trade receivables	981	729
Joint interest receivables	279	(1,902)
Prepaid expenses and other assets	1	117
Accounts payable and accrued liabilities	(1,408)	(1,133)
Joint interest revenues payable	(38)	518
Net cash provided by operating activities	261	5,013

Cash flows from investing activities
Acquisition and development of oil and natural gas properties	(3,913)	(14,107)
Acquisition of White Oak Resources VI, LLC and Permian Atlantis LLC oil and natural gas properties	-	(16,803)
Proceeds from sales of oil and natural gas properties	7,084	1,000
Oil and natural gas abandonment costs	-	-
Net cash provided (used) in investing activities	3,171	(29,910)

Cash flows from financing activities
Proceeds from notes payable	8,000	24,060
Debt issuance costs	(167)	(209)
Repayments of notes payable	(9,053)	(539)
Deferred offering costs	(7)	(77)
Net cash (used) provided by financing activities	(1,227)	23,235

Net increase (decrease) in cash	2,205	(1,662)
Cash, beginning of period	3,574	5,794
Cash, end of period	$5,779	$4,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUSHY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$626	$1,505

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures	$3,551	$923
Capitalized asset retirement cost	$-	$(855)
Settlement of accounts payable through sale of oil and natural gas properties	$-	$3,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRUSHY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

We were originally formed as Starboard Resources LLC in Delaware on June 2, 2011 as a limited liability company to acquire, own, operate, produce, and develop oil and natural gas properties primarily in Texas and Oklahoma. On June 28, 2012, Starboard converted from a Delaware limited liability company to a Delaware C-Corporation and was named Starboard Resources, Inc. The membership units of Starboard Resources LLC were exchanged on a 1:1 basis for common shares of the Company. On July 31, 2015 we sold all of our Oklahoma properties and are now focused on our Texas properties.  On August 25, 2015 we changed our name to Brushy Resources, Inc. (the “Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision of prior period financial statements

In November 2015, during the preparation of our condensed financial statements, the Company discovered an error in the computation of impairment of Oklahoma properties for the quarterly period ended June 30, 2015.  Specifically, the impairment calculation included in the Company’s financial statements for period ended June 30, 2015 did not take into account previously recorded impairment on the Oklahoma properties resulting in improper recording of $1,350,000 in impairment – which was the entirety of the impairment recorded in the quarterly period ended June 30, 2015.  The changes in the impairment resulted in a non-cash reduction of the loss to the financial statements.  The Company has determined that the impact of non-cash item on its quarterly financial statements for the quarter ended June 30, 2015 to be sufficiently material to warrant restatement of the Company’s Quarterly Report on Form 10-Q.

The line items that have been amended and restated are set forth below:

Balance Sheets

	June 30, 2015
	As Previously
	Reported	Adjustment	As Restated
ASSETS
Oil and natural gas properties, successful efforts method, net of accumulated depletion	$88,955	1,350	$90,305
Total oil and natural gas properties and other equipment, net
Total assets	$96,809	1,350	$98,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Accumulated deficit	$(19,176)	1,350	$(17,826)
Total stockholders' equity	37,469	1,350	38,819
Total liabilities and stockholders' equity	$96,809	1,350	$98,159

Statements of Operations

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Impairment of oil and gas properties	$1,350	(1,350)	$-	$1,350	(1,350)	$-
Net income (loss)	$(2,354)	1,350	$(1,004)	$(5,043)	1,350	$(3,693)
Net income (loss) per basic and diluted common share	$(0.19)		$(0.08)	$(0.40)		$(0.29

Statements of Cash Flows

	Six Months Ended June 30, 2015
	As Previously
	Reported	Adjustment	As Restated

Net loss	$(5,043)	1,350	$(3,693)
Impairment of oil and gas properties	1,350	(1,350)	$-

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q, and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014.

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

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For the nine months ended September 30, 2015 and the year December 31, 2014, the Company’s impairment charge was $863,028 and $4,428,378.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases expense in that period. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2015.  The Company’s tax returns for the last four years remain subject to examination.

 Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares. For the nine month period ended September 30, 2015, there were 900,000 potentially dilutive non-vested and vested stock options and 2,542,397 stock warrants. For the nine month period ended September 30, 2014, there were 349,650 potentially dilutive non-vested restricted shares and stock options. The potentially dilutive shares, options,and warrants for September 30, 2015 and 2014, are considered antidilutive since the Company is in a net loss position and thus result in the basic net income (loss) per common share equaling the diluted net income (loss) per common share.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

				Balance as of
				September 30,
($ in thousands)	Level 1	Level 2	Level 3	2015
Assets (at fair value):
Derivative assets (oil collar and put options)	$-	$977	$-	$977

Liabilities (at fair value):
Derivative liabilities (oil collar and put options)	$-	$-	$-	$-

				Balance as of
				December 31,
($ in thousands)	Level 1	Level 2	Level 3	2014
Assets (at fair value):
Derivative assets (oil put options)	$-	$1,766	$-	$1,766

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

The following table summarized the results of operation from the properties sold:

($ in thousands)	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
Oil, natural gas, and related product sales	$1,368	$5,470
Expenses	261	624
Operating income	$1,107	$4,846

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

The Amendment also places limits on the use of the $2,000,000 in the control account.  It provides that the control account funds shall be applied, first, to any borrowing base deficiency after redetermination, and second, to any remaining amount on the loan or to the Company in the sole discretion of Independent Bank.  The Amendment also requires the Company to use the funds it has received from the Oklahoma properties transaction (after payment of the $4,000,000 to Independent Bank and the $2,000,000 to the control account) to its outstanding third party accounts payables.  Independent Bank took that $2,000,000 from the control account and applied it to the Independent Bank Credit Facility on October 30, 2015.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at September 30, 2015 and December 31, 2014:

($ in thousands)	Nine Month period Ended September 30, 2015	Year Ended December 31, 2014
Oil and natural gas properties
Proved-developed producing properties	$87,256	$96,691
Proved-developed non-producing properties	4,850	2,880
Proved-undeveloped properties	13,275	13,330
Unproved properties	2,072	1,996
Less: Accumulated depletion	(20,479)	(23,131)
Total oil and natural gas properties, net of accumulated depletion	$86,974	$91,766

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties.  The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties.  The liability has been accreted to its present value as of the end of each period.  At September 30, 2015 and December 31, 2014, the Company has determined a range of abandonment dates through March 2061.  The following table represents a reconciliation of the asset retirement obligations:

($ in thousands)	Nine month period Ended September 30, 2015	Year Ended December 31, 2014
Asset retirement obligations, beginning of period	$3,605	$2,436
Additions to asset retirement obligation	-	859
Liabilities settled during the period	(143)	-
Accretion of discount	187	320
Revision of estimate	-	(10)
Asset retirement obligations, end of period	$3,649	$3,605

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

At September 30, 2015, we had the following open crude oil derivative contracts:

	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price	Fair Value (in thousands)
Oct 2015	Put	Crude Oil	6,000			50.00 - 80.00	161
Nov 2015 - Dec 2015	Put	Crude Oil	2,800			80.00	173
Oct 2015 - Dec 2015	Put	Crude Oil	4,000			70.00	291
Jan 2016 - Mar 2016	Put	Crude Oil	1,500			75.00	108
Jan 2016 - Dec 2016	Put	Crude Oil	3,000			50.00	94
Jan 2016 - Dec 2016	Collar	Crude Oil	3,000	54.00	79.30		150

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

Fair Value of Derivative Financial Instruments

($ in thousands)	September 30, 2015	December 31, 2014
Derivative financial instruments - Current asset	918	1,699
Derivative financial instruments - Long-term assets	59	67
Derivative financial instruments - Current liabilities		-
Derivative financial instruments - Long-term liabilities		-
Net derivative financial instruments	977	1,766

 Effect of Derivative Financial Instruments

	September 30,	December 31
($ in thousands)	2015	2015

Realized gain/(loss) on settlement of derivative contracts	$1,656	$(19)
Unrealized gain/(loss) from derivative contracts	(789)	17
Realized/Unrealized gain/(loss) from derivative contracts	$867	$(2)

NOTE 9 – NOTES PAYABLE

On June 27, 2013, the Company entered into a credit agreement (“Credit Agreement”) with Independent Bank to borrow up to $100,000,000 at a current rate of 4.00% annum. The Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties and refinance the prior bank facility.  At September 30, 2015 and December 31, 2014, the Company had approximately $21,000,000 and $22,500,000 in borrowings outstanding under the Credit Agreement, respectively.

The Credit Agreement provides for a borrowing base of $16,400,000 as of September 30, 2015, which is re-determined semi-annually and upon requested special redeterminations.  Further, under the April 15, 2015 Amendment to the Credit Agreement, the borrowing base is reduced by $250,000 per month before September 1, 2015 and $350,000 per month thereafter, unless re-determined after 150 days from the date of the Amendment. The Company is obligated to provide Independent Bank an engineering report acceptable to the Bank as of September 1, 2015 showing proven and producing and proven undeveloped oil and gas reserves, discounted present value of future net income for the Company’s oil and gas properties as of September 1, 2015, projections of annual rate of production, gross income and net income relating to these reserves and take-or-pay, prepayment and gas balancing obligations. Additionally, the borrowing base may be adjusted at the financial institution’s discretion which is based in part upon external factors over which the Company has no control. If the re-determined borrowing base were to be less than outstanding borrowings under the Credit Agreement, the Company would be required to repay the deficit. The Company incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. The Credit Agreement matures on June 1, 2016.

Loans under the Credit Agreement bear interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate”, or (2) the floor rate of 4.00%.

The Credit Agreement is collateralized by the oil and natural gas properties and contains several restrictive covenants including, among others:  (1) a requirement to maintain a current ratio, of not less than 1.0 to 1.0; (2) a maximum permitted ratio of debt to adjusted EBITDAX of not more than 3.5 to 1.0; (3) a maximum permitted ratio of adjusted EBITDAX to interest expense of not more than 3.0 to 1.0; and (4) a prohibition against incurring debt, subject to permitted exceptions. The Company is not in compliance with its debt covenants at September 30, 2015 however, it is currently working with Independent bank on a waiver for these violations.

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

During the nine months ended September 30, 2015 and 2014, the Company incurred a stock-based compensation expense of approximately $300,000 and $900,000, respectively, related to the restricted stock grant, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.

Additionally, the employment agreements provide for a conditional performance award where if an IPO occurs, the employee will receive: (1) a cash payment of 1% of the difference between the Company market capital and the book value at the time of the IPO, (2) common stock options to purchase 1.0% of the fully-diluted capital stock as of the IPO date and IPO price which will vest over a four year period and contain a cashless exercise, (3) common stock options to purchase 1.0% of the fully-diluted capital stock as of the 2nd anniversary of the IPO date at the closing price of the common stock on the 2nd anniversary date of the IPO and will vest six years after the grant and contain a cashless exercise.  As of the nine month period ended September 30, 2015 and 2014, the conditional performance feature is not probable and as such, no compensation expense related to the conditional performance feature has been recognized.

On August 30, 2014, the Company amended and restated the Employment Agreement which provided for additional stock options.

The equity award of options to purchase 900,000 shares at the exercise price of $4.75 per share and vesting over three years from September 4, 2014 with a one-year cliff (in respect of 300,000 shares) and monthly vesting thereafter of 25,000 shares over the remaining two years. During the nine months ended September 30, 2015, the Company incurred a stock-based compensation expense of approximately $619,000 related to stock option, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.  As of September 30, 2015, there was approximately $1,581,000 of unrecognized stock-based compensation related to the non-vested stock options.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted were as follows:

2014
Risk-free interest rate	1.87%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5.72 years

The following table summarizes information about stock option activity and related information for the nine months ended September 30, 2015

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2014	900,000	$-	$-	-
Granted	-	4.75	2.75	9
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2015	900,000	4.75	2.75	9
Exercisable at September 30, 2015	350,000	4.75	-	-

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

On May 30, 2014, the Company amended its credit agreement with SOSventures, LLC providing for a term loan through February 1, 2016 in an amount up to $20,000,000 at an 18.00% interest rate.  As of September 30, 2015, the Company has borrowed $15,500,000 under this agreement.

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

On April 15, 2015 the Company entered the Second Amendment to the First Amendment and Restated Credit Agreement and several other agreements which provided that SOSventures, LLC will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittenden Field referenced in the Independent Bank Amendment. Further, SOSventures, LLC will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittenden Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, LLC shall receive warrants to purchase 2,542,397 of the Company's common shares for $1.00 per share with a two-year term. The Company utilized a standard option pricing model, (Black Scholes), to measure the fair value of the warrants to SOSventures. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

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

Stockholder Lawsuit

On April 17, 2015, we were served with a lawsuit filed in Bexar County, Texas by William F. Pettinati, Jr., Nicholas Garofolo, Sigma Gas Barbastella Fund and Sigma Gas Antrozous Fund against Starboard Resources, Inc. (now Brushy Resources, Inc.), its directors, its Chief Operating Officer, Edward Shaw, its former Chief Financial Officer, Eric Alfuth, our stockholder, Bradford Higgins, and Sean O’Sullivan, the managing director of our stockholder, SOSventures, LLC.  Mr. Pettinati, Mr. Garofalo and the Sigma Gas Antrozous Fund are stockholders.  Mr. Pettinati owns 145,112 shares, Mr. Garofalo owns 226,680 common stock shares and Sigma Gas Antrozous Fund owns 44,610 common stock shares. Combined these stockholders account for approximately 3.3% of our outstanding common stock.  These stockholders became our stockholders in February 2014.

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

Many of the allegations relate to events that allegedly happened before the plaintiffs became stockholders, including the distributions from certain partnerships that led to the Plaintiffs becoming stockholders in February 2014. For actions after February 2014, Plaintiffs complain that our common stock still lacks a trading venue, that a books and records request was not honored, that we “delayed” our public offering, that SOSventures LLC had allegedly taken steps to “foreclose” on our assets under our subordinated credit agreement with SOSventures, LLC and that we filed for an extension to the filing date for our Form 10-K for the year ending December 31, 2014. On October 6, 2015 Plaintiffs withdrew the claim about not honoring a books and records request.

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

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include, but are not limited to: any statements regarding personnel, business strategy, estimated current and future net reserves and present values of such reserves, drilling and completion of wells including our identified locations, financial strategy, budget projections, operating results, marketing and realized prices for oil, natural gas and natural gas liquids, timing and amount of future production of oil and natural gas, availability and cost of drilling and production equipment, availability and cost of oilfield labor, the amount, nature and timing of capital expenditures, including future development costs, our ability to fund our 2014 and 2015 capital expenditure budget, liquidity, capital resources, the cost and availability of transportation of our hydrocarbon products, available refinery capacity, amount of stockpiles of hydrocarbon products, the cost and availability of competing sources of energy such as wind, solar, nuclear and hydro energy, technology developments affecting users of hydrocarbon products, such as electric cars, government transportation policies, availability and terms of capital, development results from our identified drilling locations, property acquisitions, property development and operating costs, general economic conditions, the commodity price environment, the effectiveness and extent of our risk management activities, our insurance coverage, estimates of future potential impairments, environmental liabilities, technology, counterparty credit risk, government regulation of and tax treatment for the oil and gas industry, non-historical plans, objectives, expectations and intentions contained in this report, future revenues, future costs and expenses, earnings, earnings per share, margins, cash flows, liquidity and dividends. Important factors which may affect the actual results include, but are not limited to, the final resolution of the litigation involving Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP, political developments, market and economic conditions, changes in raw material, transportation and energy costs, inflation, industry competition, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, cost of services, service and equipment providers and the ability to execute and realize the expected benefits from strategic initiatives, including revenue and reserve growth plans, mergers and acquisitions and their integration, changes in financial markets and changing legislation and regulations, including changes in tax law or tax regulations.

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

Overview

Brushy is an independent energy company engaged primarily in the exploration for, and development of, natural gas and crude oil reserves. We generate our revenues and cash flows from two primary sources: investing activities and the proceeds from the sale of oil and gas production on properties we hold or participate in.

As of November 5, 2015, we owned interests in 121 producing oil and natural gas wells. We operate 117 or 97% of those wells. Our oil and natural gas production for 2014 consisted of 180,898 bbls of oil and 779,012 Mcf of gas.

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

Our total proved reserves, based on our January 1, 2015 independent reserve estimate report, were 5,788 MBOE, consisting of 10,771 MMcf of natural gas, 3,993 Mbbl of oil. The PV-10 of our proved reserves at January 1, 2015 was $128.4 million based on the average of the beginning of each month prices through December 2014 of $95.28 per Bbl for oil and condensate and $4.36 per MMBtu for natural.  At January 1, 2015, 23% of our estimated proved reserves were proved developed reserves and 69% of our estimated proved reserves were oil and condensate.  Our average daily production for the nine month period ending September 30, 2014 was 914 BOE per day. We grew our average daily production 76% from 563 BOE per day at year-end 2013 to 990 BOE per day at year-end 2014.

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

Delaware Basin - Winkler Counties – Texas and Lea County, New Mexico

In Winkler and Loving Counties, Texas we control about 5,160 gross acres (3,264 net acres). Our position comprises 19% of our total proved reserves.

In Lea County, New Mexico we started producing the Mexico P #1 Federal well on September 12, 2015 and now hold 520 gross acres (504.7 net acres) by production.

Recent Oil and Gas Activities

We recently drilled or re-entered and completed its first three wells on our Delaware Basin properties in Winkler County, Texas and Lea County, New Mexico.

We vertically re-entered and horizontally drilled, frac’ed and completed the Kudu #1H well in the Wolfcamp formation in Winkler County, Texas.  We started producing the well on August 12, 2015 with a peak 24-hour production rate 653 barrels of oil equivalent per day, comprised of 392 barrels of oil and 1.6 million cubic feet of natural gas flowing on a 18/64’’ choke at 2,500 psi up 4.5” casing.

We performed a behind-pipe completion of the vertical wellbore and completed the well with a frac in the Wolfcamp  Formation for the Mexico P #1 Federal well in Lea County, New Mexico.  We started producing the well on September 12, 2015 with a peak 24-hour production rate of 244 barrels of oil equivalent per day, comprised of 219 barrels of oil and 0.2 million cubic feet of natural gas flowing on a 10/64” choke at 500 psi up 10.75” casing.  Further the economic production of the Mexico P #1 Federal well increases the Company’s held-by-production acreage by 520 gross acres (504.7 net acres) in the Delaware Basin.  We now own approximately 3,264 net acres in Winkler and Loving Counties, Texas and Lea County, New Mexico.

We vertically re-entered and horizontally, drilled, frac’ed and completed the Wolfe #3H well in the Brushy Canyon formation in Winkler County Texas and are awaiting initial production tests.

Any reference to “peak production” or “initial production” should not be viewed as an indication of what any of the wells are expected to produce in the long run.  These production numbers stem from production under test conditions and investors should expect the peak production or initial production to decline over the long-term.

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

Total Revenues. Total revenues decreased $8,456 thousand to $7,029 thousand for the nine months ended September 30, 2015 from $15,485 thousand for the nine months ended September 30, 2014, driven primarily by decrease in oil and natural gas price. Our average sales price received for natural gas decreased to $2.51 per Mcf for the nine months ending September 30, 2015 from $5.41 per Mcf for the same period in 2014. Our average sales price received for oil decreased to $48.02 per bbl for the nine months ending September 30, 2015 from $97.83 per bbl for the same period in 2014. Changes in natural gas and oil prices can significantly impact our natural gas and oil sales and related cash flows. Lower prices may materially adversely affect the sales prices we receive and our revenues and cash flow.

Total natural gas and oil production for the nine months ending September 30, 2015 consisted of 584,626 Mcf of natural gas and 115,847 bbls of oil, as compared to total natural gas and oil production for nine months ending September 30, 2014, which consisted of 527,033 Mcf of natural gas and 129,162 bbls of oil.

Costs and Expenses. Total costs and expenses (excluding depreciation, depletion, and impairment) decreased $354 thousand to $9,711 thousand for the nine months ending September 30, 2015 from $10,065 thousand for the same period in 2014. Lease operating expenses decreased $983 thousand to $2,963 thousand for the nine months ending September 30, 2015 from $3,946 thousand for the same period in 2014.  General and administrative expenses and professional fees decreased $64 thousand to $3,410 thousand for the nine month period ending September 30, 2014 from $3,474 thousand for the same period in 2014. Interest expense increased $994 thousand to $2,814 thousand for the nine months ending September 30, 2015 from $1,820 thousand from the same period in 2014 due primarily from the reduction of bank credit facility resulting increase borrowing from the SOS credit facility. Depletion and depreciation expense decreased to $6,576 thousand for the nine month period ending September 30, 2014 from $7,287 thousand for the same period in 2014, due primarily to decreased depletion expenses associated with sales of Oklahoma properties. Impairment of oil and gas properties for the nine months ending September 30, 2015 was $863 thousands and $0 for the same period in 2014.

Net Income. Net loss was ($3,465) thousand, or ($0.27) per basic and diluted common share, for the nine month period ending September 30, 2015 as compared to ($100) thousand, or ($.01) per  basic and diluted common share, for the same period in 2014. The increase in net loss was attributable primarily to lower oil and natural gas price.

Liquidity and Capital Resources

During the nine months ended September 30, 2015 net cash flow provided by operating activities decreased by $4,752 thousand from $5,013 thousand for the nine months ended September 30, 2014 to $261 thousand for the nine months ending September 30, 2015.   Changes in cash flows from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as impairments of assets, depreciation, depletion and amortization and deferred income taxes. For example, changes in production volumes and market prices for natural gas and oil directly impact the level of our cash flow from operations. See the discussion under "Results of Operations."

Cash from investing activities decreased by $33,081 thousand from the nine months ending September 30, 2015 from the same period last year.  The decrease was due primarily to cash outflow of $3,913 thousand used to purchase oil and natural gas properties during the nine months ending September 30, 2015 as compared to $30,903 thousand for the same period in 2014.

Net cash used by financing activities was ($1,227) thousand for the nine month period ending September 30, 2014, compared to net cash provided of $23,235 thousand for the nine month period ending September 30, 2014. These financing activities primarily reflect refinancing of the term loan for the nine months ended September 30, 2015 compared to proceeds from loans for the nine month period ending September 30, 2014.

As of September 30, 2015, we had a working capital deficit of $35,722 thousand, which consisted $8,105 thousand of current assets offset by $43,827 thousand of current liabilities. Current assets as of September 30, 2015 included cash of $5,779 thousand and accounts receivable of $879 thousand compared to cash of $3,574 thousand and accounts receivable of $1,860 thousand at December 31, 2014. Current liabilities as of September 30, 2015 included accounts payable and accrued liabilities of $6,092 thousand and revenue payable of $791 thousand as compared to accounts payable and accrued liabilities of $5,835 and revenue payable of $829 at December 31, 2014. Included in the current liabilities are the Independent Bank note of $16,400 thousand and SOS Venture note and interest of $20,071 thousand as of September 30, 2015.

Working capital was a deficit of $35,722 thousand at September 30, 2015 compared to a deficit of $1,520 thousand at December 31, 2014.  Our primary sources of liquidity are cash provided by operating activities, a subordinated credit facility, sales of non-core properties and access to capital markets.

The consolidated financial statements continue to reflect an ongoing drilling program which amounted to $3,913 thousand during the nine month period ending September 30, 2015.  Our capital program is designed to increase production through exploration and workovers within our fields and through joint venture programs. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements and reduce risk dollars expended.

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

Senior Secured Credit Facility with Independent Bank

On June 27, 2013 we entered into a senior secured credit facility from Independent Bank, providing for a $100.0 million revolving credit facility, subject to scheduled or elective collateral borrowing base redeterminations based on our oil and natural gas reserves. The credit facility matures on June 1, 2016.  As of September 30, 2015, our borrowing base was $23.5 million.  The outstanding borrowings bear interest at a rate that is currently based on the prime with a 4.00% floor.  We also must pay an unused commitment fee of 0.5% per year on the undrawn amount of the borrowing base.  As of September 30, 2015 we have borrowed approximately $22.5 million on the credit facility.

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

The April 15, 2015 Amendment also requires us to obtain the following hedges.

	Period	Commodity	Hedge Product	Bbl Vol (Per Month)	Price	% Hedge	Average Floor Price

	2015					2015
	March '15 - Oct '15	Crude	Swap	2,200 bbl	$77.00	84.5% (includes	$72.60 (includes
	March '15 - Dec '15	Crude	Put	4,000 bbl	$70.00	executed and	executed and
	March '15 - Dec '15	Crude	Put	2,800 bbl	$80.00	required hedges)	required hedges)
Additional Required	March '15 - Oct '15	Crude	Put, Collar, Swap	1,000 bbl	$50.00 Floor

	2016					2016
	Jan. '16 - Mar '16	Crude	Swap	1.500 bbl	$75.00	83.7% (includes	$53.35 (includes
	Calendar 2016	Crude	Collar	3,000 bbl	$54.00	executed and	executed and
Additional Required	Calendar 2016	Crude	Put, Collar, Swap	3,000 bbl	$50.00 Floor	required hedges)	required hedges)

On July 31, 2015, we sold all of our Oklahoma properties, which were located in Logan and Kingfisher Counties, Oklahoma, to Remora Petroleum, LP for $7,249,390.  As part of this transaction, the Company entered into the Fifth Amendment to its Credit Agreement with Independent Bank (“Amendment”).  (Exhibit 10.6.16). The Amendment provides that $4,000,000 of the purchase price was paid to Independent Bank to pay down its credit facility with Independent Bank.  The Amendment requires that an additional $2,000,000 would be held by Independent Bank in a control account.  Independent Bank took that $2,000,000 from the control account and applied it to the Independent Bank Credit Facility on October 30, 2015.

The Amendment further states that the Credit Agreement’s $21,000,000 borrowing base is reduced to $17,000,000 and that the Company cannot demand further funds under this Credit Agreement until the next redetermination of the borrowing base and the cure of any deficiency loan amount over the adjusted borrowing base.

In a letter dated October 20, 2015, counsel for Independent Bank notified the Company of the following defaults under our Credit Agreement with Independent Bank, as amended: i) the interest coverage ratio covenant set forth in Section 7.15.1 of the Credit Agreement for the fiscal quarter ended June 30, 2015, (ii) the current ratio covenant set forth in Section 7.15.2 of the Credit Agreement for the fiscal quarter ended June 30, 2015, (iii) the leverage ratio covenant set forth in Section 7.15.3 of the Credit Agreement for the fiscal quarter ended June 30, 2015, and (iv) the Borrower is not currently maintaining the minimum Commodity Hedging Transactions required by Section 7.21 of the Credit Agreement.

The letter from Independent Bank’s counsel further stated:

The Lender is considering what actions to take in respect of the Listed Defaults. The Lender expressly retains and reserves all rights and remedies now or hereafter available to it under the Credit Agreement and the other Loan Documents. The Lender does not, and does not intend to, waive the Listed Defaults or any other Default or Event of Default or agree to forbear from any rights or remedies with respect thereto; any such waiver or forbearance, if done, would only be effective to the extent, and subject to terms and conditions, set forth in a separate written instrument executed and delivered in accordance with the Credit Agreement.

Negotiations with Independent Bank are ongoing.  We do not anticipate a renewal of the credit facility in 2016 and are seeking alternative financing. If negotiations with Independent Bank and obtaining alternative financing are not successful, we may be required to take actions to preserve corporate assets.

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

As of September 30, 2015, we have $18 million drawn against the SOSventures, LLC credit facility.  As of October 12, 2015 we have an approximate $20 million balance on the SOSventures, LLC credit facility.  The SOSventures, LLC borrowing base is also subject to possible redetermination and corresponding liquidity issues as stated above in connection with the Independent Bank.

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

At September 30, 2015, we had the following open crude oil derivative contracts:

	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price	Fair Value (in thousands)
Oct 2015	Put	Crude Oil	6,000	-	-	50.00 - 80.00	161
Nov 2015 - Dec 2015	Put	Crude Oil	2,800			80.00	173
Oct 2015 - Dec 2015	Put	Crude Oil	4,000			70.00	291
Jan 2016 - Mar 2016	Put	Crude Oil	1,500			75.00	108
Jan 2016 - Dec 2016	Put	Crude Oil	3,000			50.00	94
Jan 2016 - Dec 2016	Collar	Crude Oil	3,000	54.00	79.30		150

Outlook

Our ability to meet our debt covenants and our capacity to incur additional indebtedness will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Indeed, on October 20, 2015 we received notice from Independent Bank of a breach of debt covenants and our financial results for the quarter ending September 30, 2015 as stated in this Form 10-Q do not place us back in covenant compliance for both Independent Bank and SOSventures – which functionally both have the same financial covenants.  Moreover, our borrowing base with Independent Bank is overdue a reassessment.  We have recently put two wells into production and are completing a third well.  The Lea County, New Mexico well also added more than 500 net acres to our held by production acreage.  But low oil and gas prices may mitigate the value of these recent additions for proved developed producing reserve acreage and borrowing base calculations.  Further, the impact of these new wells on our borrowing bases are still to be determined.   Over the longer term, we expect that our strategy and our investments will result in increased production and reserves, lower lease operating costs and more abundant drilling opportunities. As a consequence, we constantly monitor our liquidity and capital resources, endeavor to achieve covenant compliance issues and work with the lenders under our Bank Credit Facility and SOSventures, LLC Credit Agreement to address any our financing issues.

Further, our credit facilities with Independent Bank and SOSventures, LLC expire in May 2016 and we anticipate that we will need to find other financing, particularly in the case of Independent Bank. Such new financing could result in a significant restructuring of our capital structure.  While negotiations with Independent Bank and others are ongoing, we have not entered into any agreements, letters of intent or term sheets regarding Independent Bank or such financing. Further, we are unlikely to make significant new operational capital expenditures until such time as negotiations over our credit facilities are concluded.

If, in the future, we are unable to obtain compliance or comply with these covenants going forward and the lenders under our Bank Credit Facility and SOSventures, LLC Credit Agreement are unwilling to provide us with covenant flexibility, we will likely be forced to repay or refinance amounts then outstanding under the Bank Credit Facility and SOSventures, LLC Credit Agreement and seek alternative sources of capital to fund our business and anticipated capital expenditures. In the event that we are unable to access sufficient capital to fund our business and planned capital expenditures, we may be required to curtail our drilling, development, land acquisition and other activities, which could result in a decrease in our production of oil and natural gas, may be subject to forfeitures of leasehold interests to the extent we are unable or unwilling to renew them, and may be forced to sell some of our assets on an untimely or unfavorable basis, each of which could adversely affect our results of operations and financial condition. Further, the failure to comply with the restrictive covenants relating to our indebtedness could result in the declaration of a default and cross default under the instruments governing our indebtedness, potentially resulting in acceleration of our obligations and adversely impacting our financial condition.  If our obligations are accelerated, we may be required to take actions designed to preserve our corporate assets.

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

Goodwill

At September 30, 2015 and December 31, 2014 the Company had goodwill of $960 thousand.

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

The Company’s Chief Executive Officer and Chief Accounting Officer evaluated the Company’s disclosure controls and procedures as of September 30, 2015. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Disclosure controls and procedures. As of September 30, 2015, the Company was obligated to be a reporting company and file periodic or current reports with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934.  Thus, the Company must assess its disclosure controls and procedures in connection with its presentation of its information for the period ending September 30, 2015, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, which is presented in this Form 10-Q.  The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Accounting Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.

Based on their evaluation the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting described below.

Material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Brushy's annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2014, we identified that our processes and procedures for the computation of deferred income taxes and stock option expenses were not effective. This control deficiency would have resulted in a material error in our condensed consolidated financial statements for the three months ended September 30, 2014.  Accordingly, management has concluded this deficiency in internal control over financial reporting constituted a material weakness.

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

During the preparation of our condensed financial statements for the period ending September 30, 2015 we identified that our process and procedures for the computation of impairment were not effective.  The control deficiency resulted in a material error in our condensed consolidated financial statements for the six months ended June 30, 2015. The control failure allowed for the improper recording of $1,350,000 in impairment of our Oklahoma properties.

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

Management's remediation initiatives. The Company's accounting staff will be trained on the limits of capital available for five year development plans under SEC Regulation S-X Rule 4-10(a) (31)(ii) and we will add this issue as an item to review with petroleum engineers used for reserve estimates. The Company’s accounting staff will also be trained to track what properties were previously designated for impairment so that impairment will not be double-counted on the sale of the property.  But, the conditions that led to the material weakness, including the lack of a Chief Financial Officer, remain.

Changes in control over financial reporting. In the nine months ending September 30, 2015 there have no changes in control over financial reporting that will have a material impact in control over financial reporting except as reported above.

Part II—Other Information

Item 1. Legal Proceedings

In addition to the below, see Part I, Item 1 – “Financial Statements,” “Note 11 – “Legal Proceedings” of this Quarterly Report on Form 10-Q which is incorporated by reference into this Part II, Item 1 – “Legal Proceedings.”

Stockholder Lawsuit

On April 17, 2015, we were served with a lawsuit filed in Bexar County, Texas by William F. Pettinati, Jr., Nicholas Garofolo, Sigma Gas Barbastella Fund and Sigma Gas Antrozous Fund against Starboard Resources, Inc. (now Brushy Resources, Inc.), its directors, its Chief Operating Officer, Edward Shaw, its former Chief Financial Officer, Eric Alfuth, our stockholder, Bradford Higgins, and Sean O’Sullivan, the managing director of our stockholder, SOSventures, LLC.   Mr. Pettinati, Mr. Garofalo and the Sigma Gas Antrozous Fund are stockholders.  Mr. Pettinati owns 145,112 shares, Mr. Garofalo owns 226,680 common stock shares and Sigma Gas Antrozous Fund owns 44,610 common stock shares. Combined these stockholders account for approximately 3.3% of our outstanding common stock.  These stockholders became our stockholders in February 2014.

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

Most of the allegations relate to events that allegedly happened before the plaintiffs became stockholders, including the distributions from certain partnerships that led to the Plaintiffs becoming stockholders in February 2014.  For actions after February 2014, Plaintiffs complain that our common stock still lacks a trading venue, that a books and records request was not honored, that we “delayed” our public offering, that SOSventures LLC had allegedly taken steps to “foreclose” on the our assets under our subordinated credit agreement with SOSventures, LLC and that we filed for an extension to the filing date for our Form 10-K for the year ending December 31, 2014.  On October 6, 2015 Plaintiffs withdrew the claim about not honoring a books and records request.  Further some of the claims relate to our following directions from the General Partner Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Energy Partners LP to cancel our common stock shares to Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Energy Partners LP and reissue the shares to designated limited partners with the remaining undistributed common stock shares being interpleaded into the registry of the Connecticut Superior Court as stated below.

The matter is styled Sigma Barbastella Fund et al v. Charles S. Henry, III et al. and it is Cause No. 20105-CI-05672 in the 224th District Court in Bexar County, Texas.

 Lawsuit and Arbitration Relating to 17.23% of Our Common Stock Shares

We have interpleaded 2,190,891 common stock shares or approximately 17.2348% of our common stock shares into Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause No. FST-CV12-6015112-S.  These are the residual common stock shares that belonged to Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Energy Partners LP (the “Partnerships” after the distribution of the Partnerships’ shares.

Claims related to the Interpleader action were heard in an American Arbitration Association arbitration in 2015.  The claimants were Gregory Imbruce; Giddings Investments LLC; Giddings Genpar LLC, Hunton Oil Genpar LLC, ASYM Capital Ill LLC, Glenrose Holdings LLC; ASYM Energy Investments LLC.  “Certain” respondents and counterclaimants were Charles Henry, Ahmed Ammar; John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOS Ventures LLC, Bradford Higgins, William Mahoney, Edward M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Hunton Oil Partners LP, ASYM Energy Fund III LP.  “PKG Respondents” and cross claimants were William F. Pettinati, Jr., Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund, Nicholas P. Garafolo (the plaintiffs in the above-referenced stockholder litigation) who made claims against Charles Henry, Bradford Higgins and SOS Ventures LLC. The relief respondents were Rubicon Resources LLC, Sean O'Sullivan, King Lee, Michael Rihner, Scott Decker, Andrew Gillick, Briana Gillick, Steve Heinemann, Stanley Goldstein, Sidney Orbach, James P. Ashman, and Patricia R. Ashman.  The claims, counterclaims and cross claims relate to the governance, control and termination of the Partnerships, including the distribution by the Partnerships’ of our common stock shares to the limited partners in the Partnerships in a liquidating distribution in February 2014 as part of a “monetization” event.

On September 10, 2015, the American Arbitration Association issued an arbitration award (“Award”).  A copy of the Award may be found by reference to Exhibit 10.9 to this Form 10-Q and was filed as Exhibit 99.1 to our Form 8-K filed September 14, 2015.  The Award states as follows:

1)
All claims asserted by Claimants, including Gregory Imbruce and various business entities controlled by Mr. Imbruce against all Respondents were denied and award was made in favor of the “Certain” respondents, including our director, Charles S. Henry, as well as SOSventures, LLC, Bradford Higgins, John Paul Otieno, Estate of William Mahoney, Ahmed Ammar, John P. Vaile, as Trusteee of John P. Vaile Living Trust, Edward M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP.

2)
All claims asserted by Claimants, Gregory Imbruce and various business entities controlled by Mr. Imbruce against Relief Respondents, including Rubicon Resources LLC, Sean O’Sullivan Revocable Living Trust, King Lee, Michael Rihner, Scott Decker, Andrew Gillick, Briana Gillick, Steve Heinemann, Stanly Goldstein, Sidney Orbach, James P. Ashman and Patricia R. Ashman, were denied.

3)
An award was made in favor of the “Certain” respondents, including our director, Charles S. Henry, as well as SOSventures, LLC, Bradford Higgins, John Paul Otieno, Estate of William Mahoney, Ahmad Ammar, John P. Vaile, as Trustee of John P. Vaile Living Trust, Edward M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP against Mr. Imbruce and his entities  on the following claims:

a)	breach of fiduciary duty;

b)	breach of implied covenant of good faith and fair dealing;

c)	partnership dissolution;

d)	unjust enrichment;

e)	breach of contract;

f)	accounting;

g)	violation of Connecticut Unfair Trade Practices Act;

h)	civil theft; and

i)	piercing the corporate veil.

4)
All claims asserted by William F. Pettinati, Jr. Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund and Nicholas P. Garafolo against our director, Charles S. Henry, as well as SOSventures, LLC and Bradford Higgins were denied.

5)
A declaratory award was entered declaring that the removal of Hunton Oil Genpar LLC, Giddings Genpar LLC and Asym Capital III LLC and/or Gregory Imbruce as the General Partner(s) of Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP was lawful and in compliance with all legal and contractual requirements, and thus was effective;

6)
A declaratory award that the distribution of Company-issued common stock shares made in February 2014 to limited partners in Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP with remaining common stock shares ultimately being interpleaded into Court in Connecticut was lawful, met all legal requirements and is effective in that the distribution was the result of a “monetization” event under the Partnership agreements;

7)
A declaratory award that the Partnerships were effectively dissolved at the time of the distribution of the above-referenced common stock shares issued by the Company from the Partnerships to the limited partners in the Partnerships;

8)	A denial of any and all fees and expenses claimed by Mr. Imbruce and his entities due to “multiple and repeated violations of the Connecticut Uniform Securities Act;”

9)	A denial of fees and expenses claimed by Mr. Imbruce and his entities for the time periods subsequent to the 2011 rollup that formed our Company;

10)
An award of damages in favor of certain of the Respondents, in the amount of $1,602,235, subject to trebling under a Civil Theft finding to $4,806,705, plus attorney and expert fees of $2,998,839 for a total award of $7,805,544, payable by Claimants, including Mr. Imbruce and his business entities;

11)
Injunctive relief ordering an accounting of the sources and uses of all funds and other assets of the Partnerships during the time that Mr. Imbruce and his entities served as general partners of the Partnerships;

12)	Post-judgment interest at 10 percent per year payable by Mr. Imbruce and his business entities; and

13)
Arbitration administrative fees, expenses and compensation of the Arbitrator totaling $122,200 to be paid by Gregory Imbruce et al, and William F. Pettinati, Jr., Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund and Nicholas P. Garafolo.

The “Certain” respondents have filed in Connecticut Superior Court to confirm the Award.  Likewise, Claimants have filed in Connecticut Superior Court to vacate the Award.   If the Connecticut Superior Court confirms the Award, we anticipate that the Court will issue a related order as to ownership of the 2,190,891 common stock shares, which may result in modifying our ownership structure.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Employee Compensation:

Under our employment agreements dated April 1, 2012 and August 14, 2014, with Michael Pawelek, Edward Shaw and Kim Vo each earned 116,550 common stock shares as of March 1, 2015 under the employment agreements with the Company.  These common stock grants were not made pursuant to an equity compensation or stock grant plan. The stock awards were valued at $10 per share under FASB ASC Topic 718 in 2012 when we were a private company. We currently had no market for its common stock shares at the time of the stock awards. Our stockholders ratified these common stock grants at our October 28, 2014 stockholder meeting.  These common stock shares have been issued.

Under employment agreement with Michael J. Pawelek and Edward Shaw dated August 14, 2014, both Mr. Pawelek and Mr. Shaw each received options to purchase 450,000 common stock shares for a total of 900,000 options. These stock options carry an exercise price of $4.75 per share, customary cashless exercise provisions and a ten year term. The first 150,000 of these stock options each for Mr. Pawelek and Mr. Shaw will vest on August 14, 2015. Thereafter these stock options will vest at 12,500 per month each for Mr. Pawelek and Mr. Shaw over the following two years. If a “Business Combination” occurs before August 14, 2016, then Mr. Pawelek and Mr. Shaw will each receive an additional 150,000 common stock options.

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

The SOSventures, LLC credit agreement requires us to maintain certain financial ratios.  First, we must maintain an interest coverage ratio of 3:1 at the end of each quarter so that our consolidated net income less our fees under the credit facility, lender expenses, non-cash charges relating to the hedge agreements, interest, income taxes, depreciation, depletion, amortization, exploration expenditures and costs and other non-cash charges (netted for noncash income) (“EBITDAX”) is greater than 3 times our interest expense under the credit facility.  Second, we must maintain a debt to EBITDAX ratio of less than 3.5:1 at the end of each quarter. Third, we must maintain a current ratio of at greater than 1:1 at the end of each quarter, meaning that our consolidated current assets (including the unused amount of the credit facility by excluding non-cash assets under ASC 410 and 815) must be greater than our consolidated current liabilities (excluding non-cash obligations under ASC 410 and 815 and current maturities under the credit facility.) The Company is not in compliance with its debt covenants at September 30, 2015.

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

As of November 12, 2015, with accrued and unpaid interest we have a $20 million balance on the SOSventures, LLC credit facility.

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

Item 3. Defaults Upon Senior Securities

In a letter dated October 20, 2015, counsel for Independent Bank notified the Company of the following defaults under our Credit Agreement with Independent Bank, as amended: i) the interest coverage ratio covenant set forth in Section 7.15.1 of the Credit Agreement for the fiscal quarter ended June 30, 2015, (ii) the current ratio covenant set forth in Section 7.15.2 of the Credit Agreement for the fiscal quarter ended June 30, 2015, (iii) the leverage ratio covenant set forth in Section 7.15.3 of the Credit Agreement for the fiscal quarter ended June 30, 2015, and (iv) the Borrower is not currently maintaining the minimum Commodity Hedging Transactions required by Section 7.21 of the Credit Agreement.

The letter from Independent Bank’s counsel further stated:

The Lender is considering what actions to take in respect of the Listed Defaults. The Lender expressly retains and reserves all rights and remedies now or hereafter available to it under the Credit Agreement and the other Loan Documents. The Lender does not, and does not intend to, waive the Listed Defaults or any other Default or Event of Default or agree to forbear from any rights or remedies with respect thereto; any such waiver or forbearance, if done, would only be effective to the extent, and subject to terms and conditions, set forth in a separate written instrument executed and delivered in accordance with the Credit Agreement.

Negotiations with Independent Bank are ongoing. We do not anticipate a renewal of the credit facility in 2016 and are seeking alternative financing. If negotiations with Independent Bank and obtaining alternative financing are not successful, we may be required to take actions to preserve corporate assets.

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

In the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 we report that as of July 31, 2015 we sold all of the Oklahoma properties for $7,249,390 and $1,349,693 impairment charge for the Oklahoma properties was record.  We have amended the Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2015 to correct this computation and also reported a material weakness in its internal controls in connection with its accounting for this material impairment.

In this Form 10-Q was reported an impairment of $863,028.

Changes in Control of Registrant

SOSventures, LLC is part of a group that currently owns approximately 38% of our Company stock.  As described above, SOSventures, LLC now has warrants that could allow it to purchase a controlling interest in the Company.  Further SOSventures, LLC and its affiliates will very likely receive a significant portion of the 2,190,891 common stock shares we interpleaded into Connecticut Superior Court should the Connecticut Superior Court enter judgment on the September 10, 2015 American Arbitration Association Award against Gregory Imbruce and his affiliates.

Forms 8-K

On August 5, 2015, we disclosed the sale of our Oklahoma properties for $7,249,390, the use of the proceeds of this sale, and the entry into the Fifth Amendment to our credit agreement with Independent Bank.

On September 14, 2015 we disclosed the Award dated September 10, 2015 from the American Arbitration Association described above in Part II, Item 1 relating to legal proceedings.

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

We filed the Certificate of Amendment to change our name to Brushy Resources, Inc. on August 25, 2015.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brushy Resources, Inc.
(Registrant)

Date: November 13, 2015	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015		/s/ N. Kim Vo
Controller
(Chief Accounting Officer)

EXHIBITS
 EXHIBIT LIST

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Brushy Resources, Inc., a Delaware corporation.

Exhibit No.	Description

3.1.1	Certificate of Incorporation.(1)

3.1.2	Certificate of Conversion.(2)

3.1.3	Certificate of Amendment.(3)

3.2.1	Amended and Restated Bylaws.(4)

3.2.2	Starboard Resources Amended and Restated Operating Agreement dated January 20, 2012.(5)

4.1
Securities Purchase and Exchange Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated June 10, 2011.(6)

4.2	Agreement between Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC regarding Starboard Resources, LLC dated January 20, 2012.(7)

4.3
Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated July 20, 2012 (Relating to Waiver of Put Option).(8)

4.4	2014 Equity Compensation Plan.(9)

10.1	Amended and Restated Employment Agreement, dated as of August 14, 2014, between Starboard Resources, Inc. and Michael Pawelek.(10)

10.2	Amended and Restated Employment Agreement, dated as of August 14, 2014, between Starboard Resources, Inc. and Edward Shaw.(11)

10.3	Employment Agreement, dated as of April 1, 2012, between Starboard Resources, Inc. and N. Kim Vo.(12)

10.4	Participation Agreement with Husky Ventures, LLC.(13)

10.5.01	Credit Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as borrower and Independent Bank as lender.(14)

10.5.02	Security Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as debtor and Independent Bank as secured party. (15)

10.5.03
Mortgage, Deed of Trust, Security Agreement, Fixture Filing and Financing Statement for Texas oil and gas properties from Starboard Resources, Inc., Mortgagor, to John E. Davis, Trustee, and Independent Bank, mortgagee.(16)

10.5.04	Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012.(17)

10.5.05	Certificate of Ownership Interests – Starboard Resources, Inc. dated June 27, 2013.(18)

10.5.06	Omnibus Certificate – Starboard Resources, Inc. dated June 27, 2013.(19)

10.5.07	Guaranty dated June 27, 2013 from ImPetro Operating, LLC.(20)

10.5.08	Security Agreement dated June 27, 2013 between ImPetro Operating, LLC and Independent Bank.(21)

Exhibit No.	Description
10.5.09	Omnibus Certificate – ImPetro Operating, LLC dated June 27, 2013.(22)

10.5.10	Waiver of Operator’s Lien – ImPetro Operating, LLC dated June 27, 2013.(23)

10.5.11	Guaranty dated June 27, 2013 from ImPetro Resources, LLC.(24)

10.5.12	Security Agreement dated June 27, 2013 between ImPetro Resources, LLC and Independent Bank.(25)

10.5.13	Omnibus Certificate – ImPetro Resources, LLC dated June 27, 2013.(26)

10.5.14	Note dated June 27, 2013 – Starboard Resources, Inc.(27)

10.5.15	Fourth Amendment to Credit Agreement with Independent Bank dated April 15, 2015.(28)

10.5.16	Fifth Amendment to Credit Agreement with Independent Bank dated July 31, 2015.(29)

10.6.1	Credit Agreement dated July 25, 2013 between Starboard Resources, Inc. and SOSventures, LLC(.30)

10.6.2	Intercreditor Agreement dated July 25, 2013 between Independent Bank, and SOSventures LLC.(31)

10.6.3	Second Amendment to Credit Agreement between SOSventures, LLC and Starboard Resources dated April 15, 2015.(32)

10.6.4	Amendment to Intercreditor Agreement between Independent Bank, SOSventures, LLC and Starboard Resources, Inc. dated April 15, 2015.(33)

10.7.1	Sunoco – Texon LP Crude Purchase Agreemen.t(34)

10.7.2	Sunoco – Texon LP Crude Purchase Agreement Amendment.(35)

10.8	DCP Midstream, LP Gas Purchase Agreement.(36)

10.9	American Arbitration Association Award dated September 10, 2015.(37)

14	Code of Ethics.(38)

21	List of subsidiaries(39)

23.2	Consent of Forrest A. Garb & Associates, Inc., independent petroleum engineers.(40)

31.1	Management Certification – Principal Executive Officer.

31.2	Management Certification – Principal Accounting Officer.

32.1	Section 1350 Certification.

99.2	Reserve Report as of January 1, 2015 from Forrest Garb & Associates, Inc.(41)

99.3	Reserve Report as of January 1, 2014 from Forrest Garb & Associates, Inc.(42)

Reference No.	Reference Description
(1)	Incorporated by reference to Exhibit 3.1.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(2)	Incorporated by reference to Exhibit 3.1.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 13, 2014.

(4)	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on October 31, 2014.

(5)	Incorporated by reference to Exhibit 3.2.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(6)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(7)	Incorporated by reference to Exhibit 4.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(8)	Incorporated by reference to Exhibit 4.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(9)	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed October 31, 2014.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on September 4, 2014.

(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on September 4, 2014.

(12)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013.

(14)	Incorporated by reference to Exhibit 10.5.01 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(15)	Incorporated by reference to Exhibit 10.5.02 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(16)	Incorporated by reference to Exhibit 10.5.03 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(17)	Incorporated by reference to Exhibit 10.5.04 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(18)	Incorporated by reference to Exhibit 10.5.05 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(19)	Incorporated by reference to Exhibit 10.5.06 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(20)	Incorporated by reference to Exhibit 10.5.07 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(21)	Incorporated by reference to Exhibit 10.5.08 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

Reference No.	Reference Description
(22)	Incorporated by reference to Exhibit 10.5.09 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(23)	Incorporated by reference to Exhibit 10.5.10 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(24)	Incorporated by reference to Exhibit 10.5.11 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(25)	Incorporated by reference to Exhibit 10.5.12 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(26)	Incorporated by reference to Exhibit 10.5.13 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(27)	Incorporated by reference to Exhibit 10.5.14 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(28)	Incorporated by reference to Exhibit 10.5.15 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(29)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8- filed with the SEC on August 5, 2015

(30)	Incorporated by reference to Exhibit 10.6.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(31)	Incorporated by reference to Exhibit 10.6.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(32)	Incorporated by reference to Exhibit 10.6.3 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(33)	Incorporated by reference to Exhibit 10.6.4 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(34)	Incorporated by reference to Exhibit 10.7.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(35)	Incorporated by reference to Exhibit 10.7.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(36)	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013.

(37)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on September 14, 2015.

(38)	Incorporated by reference to Annex 3 of the Company’s Schedule 14A filed with the SEC on September 26, 2014.

(39)	Incorporated by reference to Exhibit 21 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(40)	Incorporated by reference to Exhibit 23.2 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(41)	Incorporated by reference to Exhibit 99.2 of the Company’s Form 10-K filed with the SEC on April 16, 2015.

(42)	Incorporated by reference to Exhibit 99.3 of the Company’s Form 10-K/A filed with the SEC on April 30, 2014