Form 10-Q/A
period 2015-09-30
Brushy Resources, Inc.
filed 2015-11-16
CIK 1554970

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

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Brushy Resources, Inc. quarterly report of Form 10–Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

BRUSHY RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

INDEX

Page
PART II — OTHER INFORMATION

Item 6. — Exhibits and Reports on Form 8-K	4

SIGNATURES	5

PART II — OTHER INFORMATION

Item 6. — Exhibits and Reports on Form 8-K

Exhibit No.	Description

31.1	Management Certification Principal Executive Officer.

31.2	Management Certification Principal Accounting Officer.

32.1	Section 1350 Certification.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brushy Resources, Inc.
(Registrant)

Date: November 16, 2015	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015		/s/ N. Kim Vo
Controller
(Chief Accounting Officer)