Form 10-K
period 2015-12-31
Brushy Resources, Inc.
filed 2016-04-21
CIK 1554970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the Fiscal Year Ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number 333-191139

BRUSHY RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	45-5634053
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

300 E. Sonterra Blvd., Suite 1220	(210) 999-5400
San Antonio, Texas 78258	(Issuer’s telephone number)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class
Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Yes ☐ No ☒

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The Company’s stock has not traded, consequently it has no aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which Registrant’s common stock shares was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter.

As of April 20, 2016, 12,711,986 shares of Common Stock were outstanding.

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included or incorporated by reference in this Form 10-K are forward-looking statements, including, without limitation, but are not limited to, any statements regarding business strategy, estimated current and future net reserves and present values of such reserves, drilling and completion of wells including our identified locations, financial strategy, budget projections, operating results, marketing and realized prices for oil, natural gas and natural gas liquids, timing and amount of future production of oil and natural gas, availability and cost of drilling and production equipment, availability and cost of oilfield labor, the amount, nature and timing of capital expenditures, including future development costs, our ability to fund our 2015 capital expenditure budget, availability and terms of capital, development results from our identified drilling locations, property acquisitions, property development and operating costs, general economic conditions, the commodity price environment, the effectiveness and extent of our risk management activities, our insurance coverage, estimates of future potential impairments, environmental liabilities, technology, counterparty credit risk, government regulation of and tax treatment for the oil and gas industry, non-historical plans, objectives, expectations and intentions contained in this report, future revenues, future costs and expenses, earnings, earnings per share, margins, cash flows, liquidity and dividends. Important factors which may affect the actual results include, but are not limited to, the resolution of the litigation involving Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP, the proposed merger with Lilis Energy, Inc. (“Lilis”), political developments, market and economic conditions, changes in raw material, transportation and energy costs, inflation, industry competition, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, cost of services, service and equipment providers and the ability to execute and realize the expected benefits from strategic initiatives, including revenue and reserve growth plans, mergers and acquisitions and their integration, changes in financial markets and changing legislation and regulations, including changes in tax law or tax regulations and other risks described in our “Risk Factors” section commencing on page 14 of this Report. In some cases, you can identify a forward-looking statement by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target” or “continue,” the negative of such terms or variations thereon, or other comparable terminology.

These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated in the forward-looking statements due to, among others, the factors discussed under “Risk Factors” beginning on page 14 of this Form 10-K, as well as the following factors:

●	the possibility that we or Lilis may be unable to obtain stockholder approvals required for the merger;

●	the possibility that problems may arise in successfully integrating the businesses of the two companies;

●	the possibility that the merger may involve unexpected costs; and

●	the possibility that the businesses may suffer as a result of uncertainty surrounding the merger.

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

In this Annual Report on Form 10-K, references to "we", "our", "us" or the "Company" refer to Brushy Resources, Inc, and its subsidiaries.

NON-GAAP FINANCIAL MEASURES

We refer to the term PV-10 in this annual report on Form 10-K. This is a supplemental financial measure that is not prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. PV-10 is the present value of the estimated future cash flows from estimated total proved reserves after deducting estimated production and ad valorem taxes, future capital costs, abandonment costs, net of salvage value, and operating expenses, but before deducting any estimates of future income taxes. The estimated future cash flows are discounted at an annual rate of 10% to determine their “present value.” We believe PV-10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our Company. We believe that PV-10 is a financial measure routinely used and calculated similarly by other companies in the oil and gas industry. However, PV-10 is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows.

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of “non-GAAP financial measures,” such as PV-10. These measures are derived on the basis of methodologies other than in accordance with GAAP. These rules govern the manner in which non-GAAP financial measures are publicly presented and require, among other things:

•	a presentation with equal or greater prominence of the most comparable financial measure or measures calculated and presented in accordance with GAAP; and

•	a statement disclosing the purposes for which the company’s management uses the non-GAAP financial measure.

For a reconciliation of PV-10 to the standardized measure of our proved oil and gas reserves at December 31, 2015, see page 35 of this annual report.

Emerging Growth Company

We are an “Emerging Growth Company” under the Jumpstart our Business Startups Act (JOBS Act) which was signed into law by President Obama in April 2012. This means that we have lesser SEC-reporting company requirements than we would otherwise have. Specifically, Emerging Growth Companies are subject to the following lower reporting requirements:

•	No requirement for an independent auditor attestation as to the effectiveness of our internal controls;
•	No requirement to discuss our financial performance or to present supplemental financial information for periods more than two years previous;
•	Any future possible periodic auditor rotation requirements will not apply to us;
•	Our executive compensation disclosure will comply with the provisions applicable to smaller reporting companies, that is companies with less than $75 million in market capital, rather than other companies of comparable size to us;
•	No requirement that we seek an advisory vote from shareholders as to the approval of our executive compensation (say-on-pay);
•	No requirement that we seek a shareholder vote determining the frequency of shareholder advisory votes on executive compensation (say-on-pay vote frequency);
•	No requirement for shareholder approval of golden parachutes for our officers and directors in mergers or change-of-control transactions;
•	Research reports about us by a broker or dealer will not be part of our registration statement, even if the broker or dealer is participating in underwriting or selling our securities;
•	Our management or agents may communicate orally and in writing with qualified institutional buyers or institutional accredited investors who are prospective investors in our initial public offering (IPO) before or after our registration statement becomes effective (provided such communications are supplemented with the delivery of our annual report); and
•	Brokers and dealers involved with offering and selling our securities may publish research reports relating to our company at any time after our IPO and within any restrictive period on the sale of securities by our holders after the IPO.

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

PART I

Item 1.	Description of Business.

Our Company

Starboard Resources LLC was formed in Delaware on June 2, 2011 as a limited liability company to acquire, own, operate, produce, and develop oil and natural gas properties primarily in Texas and Oklahoma. On June 28, 2012, Starboard converted from a Delaware limited liability company to a Delaware C-Corporation under the name Starboard Resources, Inc. (“Starboard”). On August 25, 2015, Starboard changed its name to Brushy Resources, Inc.

We are an independent exploration and production company focused on the operation, acquisition, development and production of both conventional and unconventional onshore oil and natural gas resources. We operate and target oil production and reserves that offer low-risk development opportunities within multiple formations utilizing horizontal drilling and multi-fracture completion technology.

Our core operations are primarily focused on the oil and natural gas wells in the Permian Basin, with operations in the Delaware Basin where we control approximately 3,460 net acres (approximately 7,220 gross acres) and in the liquids rich, oil bearing window of the Eagle Ford trend of South Texas and the nearby oil-prone Giddings field where in combination we control approximately 15,260 net acres (approximately 13,970 gross acres). We also acquired the Crittendon Field and control 5,160 gross acres (2,759 net acres). We sold our non-operated properties in Logan and Kingfisher Counties, Oklahoma in July 2015, which consisted of 1,229 net acres (5,055 gross acres). The combined estimated reserve base and net production are each approximately 60% oil-weighted.

As part of this strategy, we focused on the following areas:

Giddings – Bastrop and Bigfoot – Texas

We control about 12,300 gross acres (11,000 net acres) located within the Eagle Ford trend. Giddings Field is spread across Bastrop, Burleson, Brazos, Fayette, Lee, and Gonzales counties. We also control the Bigfoot Area which is about 3,000 gross and net acres across Frio and Atascosa counties in southern Texas.

Delaware Basin – Winkler Counties – Texas and Lea County, New Mexico

In Winkler and Loving Counties, Texas we control about 6,700 gross acres (2,953 net acres). In Lea County, New Mexico we started producing the Mexico P #1 Federal well on September 12, 2015 and now hold 520 gross acres (504.7 net acres) by production.

At January 1, 2016, based on the reserves estimate by our independent reservoir engineers, we had 1,130 MBOE of estimated proved reserves with a PV-10 of $14.7 million. At January 1, 2016, 100% of our estimated proved reserves were proved developed reserves and 59% of our estimated proved reserves were oil and condensate. Our average daily production was 543 BOE per day at year-end 2015.

As of March 9, 2016, the Company has 114 (102.9 net) company operated wells and participates in 4 (1.4 net) non-operated wells, of which 111 of these wells are oil wells and 7 are gas wells.

Proposed Merger

On December 29, 2015, we agreed to combine our business with Lilis pursuant to the Agreement and Plan of Merger (the “merger agreement”). Pursuant to the merger agreement, Lilis Merger Sub, Inc. (“Merger Sub”) will merge with and into Brushy, with Brushy surviving the merger as a wholly-owned subsidiary of Lilis (the “merger”).

Upon completion of the merger, each share of our common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive an amount of shares of Lilis’s common stock such that our former shareholders will represent approximately 50% of the then-outstanding shares of Lilis’s common stock after the closing of the merger (without taking into account outstanding restricted stock units or options or warrants to purchase shares of Lilis’s common stock).

In connection with the merger, we are obligated to convey Giddings Field and the Bigfoot Area, (collectively, the “Giddings Field Assets”), to SOSventures, LLC ("SOSventures"), in exchange for a release of our obligations under its subordinated credit agreement with SOSventures, dated March 29, 2013, as amended (the “SOSventures Credit Agreement”).

We expect the closing of the merger to occur in the first half of 2016. However, the merger is subject to the satisfaction or waiver of other conditions, and it is possible that factors outside our control could result in the merger being completed at an earlier time, a later time or not at all. If the merger has not been completed on or before May 31, 2016, either Lilis or Brushy may terminate the merger agreement unless the failure to complete the merger by that date is due to the failure of the party seeking to terminate the merger agreement to fulfill any material obligations under the merger agreement or a material breach of the merger agreement by such party.

Our board of directors has determined that the merger is fair to, and in the best interests of, our stockholders. In deciding to approve the merger agreement and to recommend that our stockholders vote to approve the issuance of shares of common stock in connection with the merger, our board of directors consulted with our management and legal and financial advisors and considered a variety of factors, including the following material factors:

●             We are in default of several covenants of our credit facilities with Independent Bank and SOSventures and under strict deadlines imposed by the Forbearance Agreement executed November 24, 2015 (the “IB Forbearance Agreement”), which, if not met, leave little or no options for us to avoid foreclosure other than bankruptcy;
●             the pre-closing terms of the merger agreement would result in the Independent Bank credit facility being paid off before the expiration of the Forbearance Agreement.
●             Lilis’s strategy to focus its efforts on oil and gas properties are consistent with the location and predominant nature of our oil and gas properties are consistent with in similar areas;

●             all of our prospects are located in the west Texas region, specifically in the Permian Basin, which is desirable to Lilis;
●             the combined company would have an important presence in two attractive areas: the Permian Basin in southwest New Mexico and west Texas, where we currently own properties, and the Denver Julesburg Basin in Wattenberg Field, Colorado, where Lilis currently owns properties and;
●             the combination will increase estimated proved reserves and production;
●             the complementary nature of the two companies’ respective asset bases, which is expected to permit the combined company to compete more effectively with other exploration and production companies;
●             the merger would benefit us since Lilis’s estimated prospects would significantly increase by gaining access to mature geological concepts in the Permian Basin developed by our management;
●             the combined company would continue to have a significant presence in the Permian Basin, which Lilis does not currently have, including in the Crittendon Field, as well as the ability to participate and jointly operate, along with a related party of Brushy, in the Giddings Field Assets;
●             the combined company should have greater oil and gas exploitation and production strengths, greater liquidity in the market for its securities and should be able to pursue future strategic opportunities that might not otherwise be possible for us on our own;
●             the pro forma financial condition, prospects, and opportunities of the combined company;
●             the terms of the merger agreement and the structure of the merger, including the conditions to each party’s obligation to close;
●             the combined entity’s market capitalization and its expected enhanced access to debt and equity capital markets, which our board of directors believes will enhance the ability to finance development and production of the combined entity’s increased scale of operations;
●             sale of the Giddings Field Assets, which is required by the merger agreement, will relieve $21,100,000 in liability owed to SOSventures pursuant to the SOSventures Credit Agreement;
●             the merger will create a larger company that is expected to have more liquidity in its common stock and better access to capital markets, which should provide greater financial flexibility; and
●             the structure of the merger is expected to constitute a reorganization under section 368(a) of the Internal Revenue Code.

Our board of directors considered a number of additional factors concerning the merger agreement and the transactions contemplated by the merger agreement, including the merger. These factors included:

●             information concerning the financial condition, results of operations, prospects, and businesses of Brushy and Lilis, including the respective companies’ reserves, production volumes, cash flows from operations, recent performance of common stock, and the ratio of our common stock price to the fair value of Lilis’s common stock over various periods, as well as current industry, economic, and market conditions;
●             the Fairness Opinions produced by ROTH Capital Partners (“ROTH”);
●             the net asset value per share of the common stock of both Brushy and Lilis;
●             that the percentage ownership of our current stockholders will be reduced to approximately 50% of the then-outstanding shares of our capital stock as a result of the merger;
●             that there are significant risks inherent in combining and integrating two companies, including that the companies may not be successfully integrated and that successful integration of the companies will require the dedication of significant management resources, which will temporarily detract attention from the day-to-day businesses of the combined company;
●             the effects on net asset value, cash flows from operations, and other financial measures under various modeling assumptions and the uncertainties in timing with respect to some anticipated benefits of the merger;
●             that the merger agreement imposes limitations on our ability to solicit offers for the acquisition of Brushy, as well as the possibility that we could be required to pay to Lilis a termination fee of $1,200,000 in certain circumstances;
●             that the capital requirements necessary to achieve the expected growth of the combined company’s business will be significant, and there can be no assurance that the combined company will be able to fund all of its capital requirements from operating cash flows;
●             that the merger might not be closed as a result of a failure to satisfy the conditions contained in the merger agreement;
●             if oil or gas prices decrease, the combined assets will be less desirable from a financial point of view; and
●             that the merger required Lilis to pay $2,000,000 upfront in the form of a refundable deposit and that such refundable deposit may not actually be refundable if certain unfavorable events were to occur, such as the bankruptcy, liquidation or dissolution of Brushy; and

In view of the wide variety of factors considered by our board of directors in evaluating the merger agreement and the transactions contemplated by it, including the merger, and the complexity of these matters, our board of directors did not find it practicable to, and did not attempt to, quantify, rank, or otherwise assign relative weight to those factors.

It should be noted that this explanation of the reasoning of our board of directors and all other information presented in this section is forward-looking in nature and, therefore, should be read in light of the factors discussed under the heading “Cautionary Statement Concerning Forward-Looking Statements.”

General Corporate Information

Our principal executive offices are located at 300 E. Sonterra Blvd, Suite 1220, San Antonio, TX 78258, and our telephone number at that address is (210) 999-5400. Additional information can be found on our website: www.starboardresources.com. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this annual report.

Employees

As of December 31, 2015, we had 13 full time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

Our Business Strategy

Our goal is to increase stockholder value by building reserves, production and cash flows at an attractive return on invested capital, while continuing to drill out our existing reserve base. We seek to achieve our goals through the following strategies:

•	Develop non-producing properties (“PDNPs”) and proven undeveloped reserves (“PUDs”) in core areas located in Texas, New Mexico and Oklahoma. We have established core acreage positions in Texas where we have built up a drilling inventory throughout oil-rich plays. Since the majority of our acreage is held by production, we have the flexibility to develop our acreage in a disciplined manner in order to maximize economics, as well as resource recovery from the assets. Our development and production projects are economic at current commodity prices. However, we currently do not have sufficient capital to develop our reserves. If we can obtain new financing and our projects remain economic, we will continue to exploit these opportunities.

•	Optimize our vertical drilling program and capture potential horizontal development opportunities. We believe opportunities for increased well density exist across our acreage base for both our horizontal and vertical drilling programs and that horizontal drilling may be economical in areas where vertical drilling is currently not economical or logistically viable. We intend to target multiple benches within the Delaware Basin with horizontal wells and believe our horizontal drilling program may significantly increase our recoveries per section as compared to drilling vertical wells alone.

•	Maintain our financial discipline and flexibility. As an operator, we leverage advanced technologies and integrate the experience of our management and technical teams. We believe our team demonstrates financial discipline that is achieved by our approach to evaluating and analyzing prospects, along with prior drilling and completion results, before allocating capital. This discipline is reflected in the improvements our team has attained on reducing overall unit costs. When we are not the operator, we proactively engage with the operators in an effort to ensure similar financial discipline. Additionally, we conduct our own internal geological and engineering studies on these prospects and provide input on the drilling, completion and operation of many of these non-operated wells pursuant to our agreements and relationships with the operators. Our management focuses on maintaining a conservative balance sheet while trying to best optimize the overall capital structure to provide the best balance of risk and return potential. We also have a hedge program in place to mitigate risks.

•	Pursue additional leasing and strategic acquisitions. Our management team’s familiarity with our key operating areas, experience with unique and distressed transactions, and a broad contact base across both operators and financial sponsors enable us to identify high-return acquisition opportunities at attractive prices.

Hedging Activities

Our current hedge position consists of put options and collars. These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. In addition, these arrangements may limit the benefit to us of increases in the price of oil. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instrument, which we use entirely to hedge our production and do not enter into for speculative purposes.

At December 31, 2015, we had the following open crude oil derivative contracts:

			January 1, 2016
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price
January 2016 – March 2016	Put	Crude Oil	1,500			75.00
January 2016 – December 2016	Put	Crude Oil	3,000			50.00
January 2016 – December 2016	Collar	Crude Oil	3,000	54.00	79.30

Recent Activities

At the time of the extension of the forbearance period to March 31, 2016 under the 2013 Credit Agreement between us and Independent Bank, we agreed to unwind the remaining existing hedge contract with Cargill and permit Cargill to pay to Independent Bank all hedge settlement proceeds, all hedge liquidation proceeds, and all amounts otherwise payable by Cargill to us. Such payments satisfied outstanding interest and default interest owing to Independent Bank as well as certain other expenses. In addition, such payments reduced the principal due Independent Bank by $406,720.  For more information see “Item 7—Management Discussion & Analysis—Credit Facilities and Forbearance Agreement on page 47.

Recent Developments

Liquidity and Ability to Continue as a Going Concern

As discussed under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” continued low oil and natural gas prices during 2015 and into 2016 have had a significant adverse impact on our business, and, as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and as a result of our financial condition, our registered independent public accountants have issued an opinion with an explanatory paragraph expressing substantial doubt as to our ability to continue as a “going concern.” As a result, we have been in default under the 2013 Credit Agreement between us and Independent Bank, acting for itself and  as administrative agent for the other lenders (as amended, the “IB Credit Agreement”) since November 2015.  In November 2015, counsel for the lenders notified us of the following defaults under the IB Credit Agreement:  i) the interest coverage ratio covenant set forth in Section 7.15.1 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (ii) the current ratio covenant set forth in Section 7.15.2 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (iii) the leverage ratio covenant set forth in Section 7.15.3 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, and (iv) the Company not currently maintaining the minimum Commodity Hedging Transactions (as defined in the IB Credit Agreement) required by Section 7.21 of the IB Credit Agreement. As a result of these defaults, we are no longer permitted  to make further draws on the IB Credit Agreement and have been subject to a forbearance agreement with the  lenders (the “IB Forbearance Agreement”) pursuant to which the lenders agreed to forbear exercising any of its remedies for the existing covenant defaults for a period of time (the “Forbearance Period”) to permit us to seek refinancing of the indebtedness owed under the IB Credit Agreement in the approximate amount of $11,000,000, which is referred to as the IB Indebtedness or a sale of sufficient assets to repay the IB Indebtedness.  This also cross defaulted the SOSventures Credit Agreement.  During the Forbearance Period, we are not permitted to drill new oil or gas wells or to make any distributions to equity holders. Furthermore, the maturity of our second lien note to SOSventures was extended to August 1, 2016.  The Forbearance Period began with the execution of the IB Forbearance Agreement on November 24, 2015 and ended on January 31, 2016, but was subsequently extended to March 31, 2016.

We are currently in discussions with the lenders under  the IB Credit Agreement regarding a further extension of the Forbearance Period. If we do not obtain a further extension of the Forbearance Period, the lenders under the IB Credit Agreement will be able to accelerate the repayment of debt under the IB Credit Agreement. Furthermore, if we are unable to restructure or refinance our current obligations under our existing debt, and address near-term liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. This relief may include: (i) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code and a subsequent liquidation of the remaining assets in the bankruptcy case; (ii) pursuing a plan of reorganization (where votes for the plan may be solicited from certain classes of creditors prior to a bankruptcy filing) that we would seek to confirm (or “cram down”) despite any classes of creditors who reject or are deemed to have rejected such plan; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.

Under certain circumstances, it is also possible that our creditors may file an involuntary petition for bankruptcy against us. Please read “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for further discussion. Also, for additional discussion of factors that may affect our ability to continue as a going concern and the potential consequences of our failure to do so, please see “Item 1A-Risk Factors.”

Proposed Merger with Lilis Energy

On December 29, 2015, we agreed to combine our business with Lilis pursuant to the merger agreement.  Upon completion of the merger, each share of our common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive an amount of shares of Lilis’s common stock such that our former shareholders will represent approximately 50% of the then-outstanding shares of Lilis’s common stock after the closing of the merger (without taking into account outstanding restricted stock units or options or warrants to purchase shares of Lilis’s common stock).  We expect the closing of the merger to occur in the first half of 2016. However, the merger is subject to the satisfaction or waiver of other conditions, and it is possible that factors outside our control could result in the merger being completed at an earlier time, a later time or not at all. If the merger has not been completed on or before May 31, 2016, either Lilis or Brushy may terminate the merger agreement unless the failure to complete the merger by that date is due to the failure of the party seeking to terminate the merger agreement to fulfill any material obligations under the merger agreement or a material breach of the merger agreement by such party. For more information on the merger please see “Description of our Business—Proposed Merger on page 5.”

Exploration and Development Activities

We have been committed to drilling both developmental and exploratory oil wells throughout our acreage. We spent $8.2 million on exploration and development activities during 2015 after spending $34.8 million in 2014. Currently, we do not expect to spend any capital on exploration and development activities in 2016, unless we are able to obtain new financing.

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

Present Activities

We recently drilled or re-entered and completed our first three wells in the Delaware Basin properties in Winkler County, Texas and Lea County, New Mexico.

We vertically re-entered and horizontally drilled, frac’ed and completed the Kudu #1H well in the Wolfcamp formation in Winkler County, Texas and started producing the well on August 12, 2015 with a peak 24-hour production rate 653 barrels of oil equivalent per day, comprised of 392 barrels of oil and 1.6 million cubic feet of natural gas flowing on a “18/64 choke at 2,500 psi up 4.5” casing.

We performed a behind-pipe completion of the vertical wellbore and completed the well with a frac in the Wolfcamp Formation for the Mexico P #1 Federal well in Lea County, New Mexico and started producing the well on September 12, 2015 with a peak 24-hour production rate of 244 barrels of oil equivalent per day, comprised of 219 barrels of oil and 0.2 million cubic feet of natural gas flowing on a “10/64 choke at 500 psi up 10.75” casing. Further the economic production of the Mexico P #1 Federal well increases our held-by-production acreage by 520 gross acres (504.7 net acres) in the Delaware Basin. We now own approximately 3,264 net acres in Winkler and Loving Counties, Texas and Lea County, New Mexico.

We vertically re-entered and horizontally drilled, frac’ed and completed the Wolfe #3H well in the Brushy Canyon formation in Winkler County Texas and installed an artificial lift on the Wolfe #3H and initial fluid production was 1,000 barrels per day. During the fourth quarter of 2015, the response has been in line with expectations with total fluid extraction increasing to 1,500 barrels per day and oil production increasing from 10 to 190 barrels of oil per day. Our management believes that this trend should continue with production increasing until it reaches the production levels typical of other Horizontal Brushy Canyon wells drilled in the area.

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

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

2015:
Oil:	Texican	35%
	First River Midstream	18%
	Sunoco	28%

Gas:	ETC	32%
	DCP	38%
	Superior	30%

2014:
Oil:	Sunoco	72%
	BP Products North America	12%

Gas:	Regency	21%
	DCP	15%
	Superior	53%

Because alternate purchasers of oil are readily available, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results. Our agreement with Texican Crude & Hydrocarbon LLC provides that our oil will be sold at the posted prices for Sunoco West Texas intermediate crude oil for the calendar month, deemed 40.0 API gravity, plus/minus the average of Argus’s P-Plus and plus/minus ArugsLLS/WTI differential less marketing adjustment of $4.85 for the trading month.

The DCP Midstream, LP gas purchase contract for our Texas properties states that the residue gas value will be weighted average of the the price per MMBtu received by the Buyer f.o.b. Buyer’s Facilities for Residue Gas sold during the month.   NGL net value will be the monthly average of the daily average prices per gallons for (i)the average of  ethane in E-P mix and purity ethane, (ii) non-TET propane, (iii) non-TET isobutene, (iv) non-TET normal butane, and (v) non-TET natural gasoline (pentanes and heaver) during the month as reported for Mont Belvieu, Texas by the Oil Price Information Service less a transportation, fractionation and storage fee of $0.12 per gallon, escalated as of each January 1 beginning with 2016 by the higher of (i) 3% or (ii) the annual percentage change in in Consumer Price Index for all Urban Consumers, all items, without seasonal adjustment, as published by the Bureau of Labar Statistics of the United States Department of Labor. Further, the contract provides for the payment of  (i) 85% of the net value for Reidue Gas and (ii) 85% of the net value for any NGL less (iii) $0.20 per MMBtu and less any applicable fess.  The deduction will increase by 3% as of each January 1 commencing as of January 1, 2016.  Further, if the Company delivers less than 25 Mcf per day at any delivery point, it will be charged a low volume fee of $350.00 per month.

First River Midstream, LLC is the oil purchaser from our Crittendon properties excluding the Kudu #1H. The contract provides that our oil will be sold at the average posting price of Phillips 66 West Texas Intermediate crude oil, at a deemed gravity of 40.0 degrees API, plus the arithmetic average of the mid-points of Argus reported prices for WTI P-Plus crude oil, plus the Argus LLS differential to WTI weighted average per barrel, less a downward adjustment of $3.00 per barrel.

ETC is the purchaser of the natural gas from our Crittendon properties, which the gas purchase contract states a price per MMBTU equal to 100% of the average of the daily midpoint for Waha and El Paso Permian (Index), less a downward adjustment of $0.49 per MMBTU.

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

Our marketing objective is to receive the highest possible wellhead price for our product. We are aided by the presence of multiple outlets near our production in Texas, New Mexico and Oklahoma. We take an active role in determining the available pipeline alternatives for each property based on historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.

Regulation of the Oil and Natural Gas Industry

Regulation of Transportation and Sale of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission (“FERC”) regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Interstate oil pipeline rates are typically set based on a cost of service methodology (“Cost-Based Rates”); however, they may also be set based on the competitive market (“Market-Based Rates”) or by agreement between the pipeline and its shippers (“Settlement Rates”). Some oil pipeline rates may be increased pursuant to an index methodology, whereby the pipeline may increase its rates up to a ceiling set by reference to the Producer Price Index for Finished Goods (unless the rate increase is shown to be substantially in excess of the actual cost increases incurred by the pipeline). Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

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

Environmental Matters and Other Regulation

General

Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;
•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

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

Climate Change

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes, the EPA had adopted regulations under existing provisions of the federal Clean Air Act that would require a reduction in emissions of greenhouse gases, from motor vehicles and, also, could trigger permit review for greenhouse gas emissions from certain stationary sources. The EPA has asserted that the motor vehicle greenhouse gas emission standards triggered Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. The EPA published its final rule to address the permitting of greenhouse gas emissions from stationary sources under the PSD and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to reduce those emissions according to “best available control technology” standards for greenhouse gases that have yet to be developed. With regards to the monitoring and reporting of greenhouse gases, on November 30, 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule published in October 2009 to include onshore oil and natural gas production activities, which may include certain of our operations. In addition, both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases, and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The adoption and implementation of any legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic event; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

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

Our common stock is not currently traded. We have no market price. Further, we have paid no dividends and do not anticipate paying dividends in the near future. We are not currently listed or quoted on an over-the-counter market or a national securities exchange. We provide no assurance that a listing or quotation will be obtained.

We have not paid any cash dividends to date, and have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors, certain limitations imposed under Delaware corporation law and the consent of our lenders pursuant to the terms of our credit facilities. During the Forbearance Period we are not permitted to declare any dividends to equity holders. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Item 1A.	RISK FACTORS

An investment in our common stock is subject to numerous risks, including those listed below and described elsewhere in this annual report. You should carefully consider these risks, along with the information provided elsewhere and incorporated by reference in this annual report before investing in our common stock. You could lose all or part of your investment in our common stock.

Our independent registered public accounting firm expressed substantial doubt regarding our ability to continue as a going concern in their audit opinion for our December 31, 2015 financial statements.

Our audited financial statements for the year ended December 31, 2015 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated April 20, 2016, in connection with the audit of our financial statements for the year ended December 31, 2015 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our liquidity. The fact that we have received this going concern qualification from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is possible stockholders may lose part or all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have been unable to comply with the restrictions and covenants in our credit facilities which has resulted in an event of default under the IB Credit Agreement, and has subjected us to a forbearance agreement.

In November 2015 counsel for Independent Bank had notified us of the following defaults under IB Credit Agreement: i) the interest coverage ratio covenant set forth in Section 7.15.1 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (ii) the current ratio covenant set forth in Section 7.15.2 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (iii) the leverage ratio covenant set forth in Section 7.15.3 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, and (iv) the Company is not currently maintaining the minimum Commodity Hedging Transactions (as defined in the IB Credit Agreement) required by Section 7.21 of the IB Credit Agreement. This has also cross defaulted the SOSventures Credit Agreement.  As a result of these defaults, we are no longer permitted to make further draws on the IB Credit Agreement and have been subject to a forbearance agreement with the lenders pursuant to which the lenders agreed to forbear exercising any of its remedies for the existing covenant defaults for the Forbearance Period to permit us to seek refinancing of the indebtedness owed under the IB Credit Agreement.  During the Forbearance Period, we are not permitted to drill new oil or gas wells or to make any distributions to equity holders.

In the event we do not refinance the debt during the Forbearance Period, the lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing on favorable or acceptable terms to us.

Under certain circumstances, it is also possible that our creditors may file an involuntary petition for bankruptcy against us. Please read “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for further discussion. Also, for additional discussion of factors that may affect our ability to continue as a going concern and the potential consequences of our failure to do so, please see “Item 1A-Risk Factors.”

We have an operating loss.

Given the precipitous decline in oil and natural gas prices during 2015 and into 2016, we expect to continue to face liquidity constraints. Our cash flows are negatively impacted by lower realized oil and natural gas sales prices and the significant decline in oil and natural gas prices also increases the uncertainty as to the impact of commodity prices on our estimated proved reserves.  As a result, we reported a net operating loss of $65,764,766 in the year ending December 31, 2015, including an impairment charge. If we incur substantial operating expenses for our oil and natural gas exploration and development activities, we may continue to not be profitable.

We have substantial capital requirements that, if not met, may hinder operations.

The exact amount of capital spending for 2016 will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. We have and expect to continue to have substantial capital needs as a result of our active exploration, development, and acquisition programs. We expect that additional external financing will be required in the future to fund our growth. The Company’s Board of Directors and management team continue to take steps to try to strengthen our balance sheet. We intend to execute the merger (which is subject to usual and customary closing conditions beyond our control) and, in the event the merger is not consummated, we intend to refinance our existing debt, sell non-core properties and seek private financings to fund our cash needs. Any decision regarding the merger or financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors. No assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.  Without additional capital resources, we may be forced to limit or defer our planned oil and natural gas exploration and development program and this will adversely affect the recoverability and ultimate value of our oil and natural gas properties, in turn negatively affecting our business, financial condition, and results of operations.

Due to our substantial liquidity concerns, we may be unable to continue as a going concern.

Our existing and future debt agreements could create issues as interest payments become due and the debt matures that will threaten our ability to continue as a going concern.  If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the debt agreements governing our indebtedness, an event of default could result, which would permit acceleration of such debt and which could result in an event of default under and an acceleration of our other debt and would permit our secured lenders to foreclose on any of our assets securing such debt. Any accelerated debt would become immediately due and payable. While we will attempt to take appropriate mitigating actions to refinance any indebtedness prior to its maturity or otherwise extend the maturity dates, and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in our existing and future debt agreements will be sufficient. The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern.

Our shareholder base is currently not stable because we have interpleaded 17.23% of our common stock into a Connecticut Court.

Approximately 17.23% of our common stock was interpleaded into Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause No. FST-CV12-6015112-S (“Interpleader Action”). These are the residual shares of common stock that belonged to the Partnerships after the distribution of the partnerships shares. Claims related to the Interpleader Action were heard in an American Arbitration Association arbitration in 2015. The claimants were Gregory Imbruce; Giddings Investments LLC; Giddings Genpar LLC, Hunton Oil Genpar LLC, ASYM Capital Ill LLC, Glenrose Holdings LLC; ASYM Energy Investments LLC. “Certain” respondents and counterclaimants were Charles Henry, Ahmed Ammar; John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, Bradford Higgins, William Mahoney, Edward M. Conrads, Robert J. Conrads, and the Partnerships. “PKG Respondents” and cross claimants were William F. Pettinati, Jr., Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund, Nicholas P. Garofolo (the plaintiffs in the above-referenced stockholder litigation) who made claims against Charles S. Henry, III, Bradford Higgins and SOSventures. The relief respondents were Rubicon Resources LLC, Sean O’Sullivan, King Lee, Michael Rihner, Scott Decker, Andrew Gillick, Briana Gillick, Steve Heinemann, Stanley Goldstein, Sidney Orbach, James P. Ashman, and Patricia R. Ashman. The claims, counterclaims and cross claims relate to the governance, control and termination of the Partnerships, including the distribution by the Partnerships of our shares of common stock to the limited partners in the Partnerships in a liquidating distribution in February 2014 as part of a “monetization” event, and other matters.

On September  10, 2015, the American Arbitration Association issued an arbitration award in the Interpleader Action, which is referred to as the Award.  The Award states as follows:

1)	All claims asserted by Claimants, including Gregory Imbruce and various business entities controlled by Mr. Imbruce against all Respondents were denied and award was made in favor of the “Certain” respondents, including our director, Charles S. Henry, III, as well as SOSventures, Bradford Higgins, John Paul Otieno, Estate of William Mahoney, Ahmed Ammar, John P. Vaile, as Trustee of John P. Vaile Living Trust, Edward M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP.

2)	All claims asserted by Claimants, Gregory Imbruce and various business entities controlled by Mr. Imbruce against Relief Respondents, including Rubicon Resources LLC, Sean O’Sullivan Revocable Living Trust, King Lee, Michael Rihner, Scott Decker, Andrew Gillick, Briana Gillick, Steve Heinemann, Stanly Goldstein, Sidney Orbach, James P. Ashman and Patricia R. Ashman, were denied.

3)	An award was made in favor of the “Certain” respondents, including our director, Charles S. Henry, III, as well as SOSventures, Bradford Higgins, John Paul Otieno, Estate of William Mahoney, Ahmad Ammar, John P. Vaile, as Trustee of John P. Vaile Living Trust, Edward M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP against Mr. Imbruce and his entities on the following claims:

a)	breach of fiduciary duty;

b)	breach of implied covenant of good faith and fair dealing;

c)	partnership dissolution;

d)	unjust enrichment;

e)	breach of contract;

f)	accounting;

g)	violation of Connecticut Unfair Trade Practices Act;

h)	civil theft; and

i)	piercing the corporate veil.

4)	All claims asserted by William F. Pettinati, Jr. Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund and Nicholas P. Garofolo against our director, Charles S. Henry III, as well as SOSventures and Bradford Higgins were denied.

5)	A declaratory award was entered declaring that the removal of Hunton Oil Genpar LLC, Giddings Genpar LLC and Asym Capital III LLC and/or Gregory Imbruce as the General Partner(s) of the Partnerships was lawful and in compliance with all legal and contractual requirements, and thus was effective;

6)	A declaratory award that the distribution of our -issued common stock made in February 2014 to limited partners in the Partnerships with remaining shares of common stock ultimately being interpleaded into Court in Connecticut was lawful, met all legal requirements and is effective in that the distribution was the result of a “monetization” event under the Partnership agreements;

7)	A declaratory award that the Partnerships were effectively dissolved at the time of the distribution of the above-referenced shares of common stock issued by us from the Partnerships to the limited partners in the Partnerships;

8)	A denial of any and all fees and expenses claimed by Mr. Imbruce and his entities due to “multiple and repeated violations of the Connecticut Uniform Securities Act;”

9)	A denial of fees and expenses claimed by Mr. Imbruce and his entities for the time periods subsequent to the 2011 rollup that formed us;

10)	An award of damages in favor of the “Certain” respondents, in the amount of $1,602,235, subject to trebling under a Civil Theft finding to $4,806,705, plus attorney and expert fees of $2,998,839 for a total award of $7,805,544, payable by Claimants, including Mr. Imbruce and his business entities;

11)	Injunctive relief ordering an accounting of the sources and uses of all funds and other assets of the Partnerships during the time that Mr. Imbruce and his entities served as general partners of the Partnerships;

12)	Post-judgment interest at 10 percent per year payable by Mr. Imbruce and his business entities; and

13)	Arbitration administrative fees, expenses and compensation of the Arbitrator totaling $122,200 to be paid by Gregory Imbruce et al, and William F. Pettinati, Jr., Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund and Nicholas P. Garofolo.

The “Certain” respondents filed in Connecticut Superior Court seeking to confirm the Award. Likewise, Claimants have filed in Connecticut Superior Court to vacate the Award. If the Connecticut Superior Court confirms the Award, we anticipate that the Court will subsequently issue a related order as to ownership of the 2,190,891 our common stock, which may result in modifying our ownership structure. While the parties to the Interpleader Action and certain other litigation have entered into a global settlement agreement pursuant to all parties to the proceedings issued mutual releases and the plaintiffs in all proceedings agreed to withdraw their claims in return for a cash settlement, the majority of which was covered by insurance, the effectiveness of the settlement is subject to the condition of either the passage of time or the consummation of the merger with Lilis.

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

The prices we receive for our oil and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors. These factors include the following:

•	worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;
•	the prices and availability of competitors’ supplies of oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;
•	the price and quantity of foreign imports;
•	the impact of U.S. dollar exchange rates on oil and natural gas prices;
•	domestic and foreign governmental regulations and taxes;
•	speculative trading of oil and natural gas futures contracts;
•	the availability, proximity and capacity of gathering and transportation systems for natural gas;
•	the availability of refining capacity;
•	the prices and availability of alternative fuel sources;

•	weather conditions and natural disasters;
•	political conditions in or affecting oil and natural gas producing regions, including the Middle East and South America;
•	the continued threat of terrorism and the impact of military action and civil unrest;
•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;
•	the level of global oil and natural gas inventories and exploration and production activity;
•	the impact of energy conservation efforts;
•	technological advances affecting energy consumption; and
•	overall worldwide economic conditions.

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

The budgeted costs of planning, drilling, completing and operating wells are often exceeded and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. Before a well is spud, we may incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons, or is drilled at all. Exploration wells endure a much greater risk of loss than development wells. The analogies we draw from available data from other wells, more fully explored locations or producing fields may not be applicable to our drilling locations. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our drilling plans accordingly. Drilling for oil and natural gas involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing, and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors beyond our control, including:

•	unexpected or adverse drilling conditions;
•	elevated pressure or irregularities in geologic formations;
•	equipment failures or accidents;
•	adverse weather conditions;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs, crews, and equipment.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures with the sale of our equity in 2011, a 2012 credit facility from Mutual of Omaha Bank (now replaced), a 2012 loan and 2013 credit agreement from SOSventures and a 2013 credit agreement from Independent Bank. Our credit facility with Independent Bank has a current borrowing base of $12.6 million. We have $12.6 million drawn on the facility at December 31, 2015.  This credit facility is currently in default.  As a result of such default, we also cross defaulted our SOSventures Credit Agreement and we are no longer permitted to make further draws and have been subject to a forbearance agreement with the lenders pursuant to which the lenders agreed to forbear exercising any of its remedies for the existing covenant defaults for a period of time to permit us to seek refinancing of the indebtedness owed.

In the near term, we intend to finance our capital expenditures with cash flow from operations, sales of non-core property assests and future issuance of debt and/or equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

•	our estimated proved oil and natural gas reserves;
•	the amount of oil and natural gas we produce from existing wells;
•	the prices at which we sell our production;
•	the costs of developing and producing our oil and natural gas reserves;
•	our ability to acquire, locate and produce new reserves;
•	the ability and willingness of banks to lend to us; and
•	our ability to access the equity and debt capital markets.

We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2016 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include refinancing existing debt, joint venture partnerships, production payment financings, sales of non-core property assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.

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

In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be used to service our indebtedness;
•	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

•	the covenants contained in the agreements governing our outstanding indebtedness will limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;
•	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore, may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;
•	our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•	a high level of debt may make it more likely that a reduction in our borrowing base following a periodic redetermination could require us to repay a portion of our then-outstanding bank borrowings; and
•	a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

A high level of indebtedness increases the risk that we may further default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

Our credit facilities contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our credit facilities contain restrictive covenants that limit our ability to, among other things:

•	incur additional indebtedness;
•	create additional liens;
•	sell assets;
•	merge or consolidate with another entity;
•	pay dividends or make other distributions;
•	engage in transactions with affiliates; and
•	enter into certain swap agreements.

In addition, our credit facilities require us to maintain certain financial ratios and tests for which we are currently in default. Given such default, during the Forbearance Period we are not permitted to drill new oil or gas wells or make any distributions to equity holders. Thus, our failure to comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

Our borrowings under our Independent Bank revolving credit facility expose us to interest rate risk.

Our earnings are exposed to interest rate risk associated with borrowings under our Independent Bank revolving credit facility, which bear interest at a rate elected by us that is based on the prime rate with a minimum floor of 4.00% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. As of March 31, 2016, the weighted average interest rate on outstanding borrowings under our revolving credit facility was 14.90%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

Proposed tax and other legislation may materially impact our financial performance.

On February 9, 2016, the Obama Administration released its 2017 Budget Proposal. Targeted tax changes include: (i) a $10.25 per barrel tax on crude oil; (ii) increases in the oil spill liability trust fund financing; (iii) reinstatement of superfund taxes; and (iv) the elimination of certain fossil fuel tax preferences, such as the enhanced oil recovery credit, the credit for oil and gas produced from marginal wells, expensing of intangible drilling costs, the deduction for tertiary injectants, percentage depletion for oil and natural gas wells, and the domestic manufacturing deduction for oil and natural gas production; and (v) increasing the geological and geophysical amortization period for independent producers to seven years. Any of these tax changes could have a material impact on our financial performance.

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

We have concentrated operational risks both in terms of our producing oil and gas properties, the operators we use and in the purchasers of our oil and gas production. An operational failure by an operator, the decline of production from a property and the termination of a contractual agreement with an operator or purchaser would have a material negative impact on the Company. For the year ended December 31, 2015, revenues from the Company’s 118 producing wells ranged from approximately 0.007% to 9.052% of total revenues and for the year ended year ended December 31, 2014, revenues from the Company’s 139 producing wells ranged from approximately 0.003% to 2.6% of total revenues. These wells are all located in the southern region of Texas, West Texas, New Mexico and central Oklahoma, with the Company operating 97% of these wells.

For the year ended December 31, 2015, the oil, natural gas, and natural gas liquids produced by the Company are sold and marketed to 10 purchasers. Oil sales to 3 purchasers accounted for 81% of the oil sales, 1 purchaser accounted for approximately 35% and the other two purchasers accounted for approximately 28% and 18% respectively. Natural gas and natural gas liquids sales to one purchaser accounted for 38% of the natural gas and natural gas liquids sales, while the other two purchasers accounted for approximately 28% and 18% respectively.

Low oil and natural gas prices may diminish the quantity and value of our estimated proven undeveloped reserves.

Under SEC requirements estimated proved reserves need to be economically producible. If the price of oil or natural gas falls to a point where certain properties cost more to develop and operate than the revenue they generate, such properties might no longer be deemed to be economically producible. SEC rules would require that such properties be removed from the estimated proved reserves in the Company’s financial statements. Such reclassifications would negatively impact on the Company’s balance sheet. Any write-down would constitute a non-cash charge to earnings and could have a material adverse effect on our results of operations for the periods in which such charges are taken. Once incurred, a writedown of our oil and natural gas properties is not reversible at a later date. Further, this removal of estimated proved reserves may have cascading effects on the Company’s current ratio calculations in its credit facilities. The Company may be required to obtain and pledge different collateral or bring in more assets to cure prospective defaults under its credit facilities.

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

We were formed in June 2011, and converted into a C corporation in June 2012. Consequently, we do not have a lengthy operating history. Our business systems have not been tested by adversity. While our management has experience with other oil and gas companies as stated below, we have little experience with our current business infrastructure. As a result, we may have a higher operational risk than an oil and gas company that has operated for many years.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. We were formed in June 2011 and, as a result, we have limited financial and operating information available. We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. We may not be successful in implementing our business strategies or in completing the development of the infrastructure necessary to conduct our business as planned. In the event that our development plan and/or merger is not completed or is delayed, our operating results will be adversely affected and our operations will differ materially from the activities described in this report. As a result of industry factors or factors relating specifically to us, we may have to change our methods of conducting business, which may cause a material adverse effect on our results of operations and financial condition.

We may experience difficulty in achieving and managing future growth.

Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including, but not limited to:

•	our ability to evaluate properties;
•	our ability to obtain leases or options on properties which we have evaluated;
•	our ability to acquire additional data on other prospects;
•	our ability to identify and acquire new exploratory prospects;
•	our ability to develop existing prospects;
•	our ability to continue to retain and attract skilled personnel;
•	our ability to maintain or enter into new relationships with project partners and independent contractors;
•	the results of our drilling program;
•	hydrocarbon prices; and
•	our access to capital.

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

We will not be the operator on all of our drilling locations, and, therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate ofproduction of any non-operated assets.

We were not the operator on 7% of our net acreage as of December 31, 2015.As we carry out our exploration and development programs, we may enter into arrangements with respect to existing or future drilling locations that result in a greater proportion of our locations being operated by others. As a result, we may have limited ability to exercise influence over the operations of the drilling locations operated by our partners. Dependence on the operator could prevent us from realizing our target returns for those locations. The success and timing of exploration and development activities operated by our partners will depend on a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;
•	the operator’s expertise and financial resources;
•	approval of other participants in drilling wells;
•	selection of technology; and
•	the rate of production of reserves, if any

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

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
•	abnormally pressured formations;
•	mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;
•	personal injuries and death; and
•	natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us as a result of:

•	injury or loss of life;
•	damage to and destruction of property, natural resources and equipment;
•	pollution and other environmental damage;
•	regulatory investigations and penalties;
•	suspension of our operations; and
•	repair and remediation costs.

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

The exploration, development, production and sale of oil and natural gas in the United States are subject to many federal, state and local laws, rules and regulations, including complex environmental laws and regulations. Matters subject to regulation include discharge permits, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation or environmental matters and health and safety criteria addressing worker protection. Under these laws and regulations, we may be required to make large expenditures that could materially adversely affect our financial condition, results of operations and cash flows. These expenditures could include payments for:

•	personal injuries;
•	property damage;
•	containment and cleanup of oil and other spills;
•	the management and disposal of hazardous materials;
•	remediation and cleanup costs; and
•	other environmental damages.
•

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

All our operations and participations are onshore in the United States. Oil and natural gas operations are subject to various federal, state, and local government regulations that may change from time to time. Matters subject to regulation include:

•	well locations;
•	drilling and completion operations and methods;
•	production amounts limited to below capacity;
•	price controls;
•	surface use and restoration;
•	fluid and waste discharge from drilling operations;
•	plugging and abandonment of wells (including the posting of bonds);
•	well spacing;
•	unitization and pooling of properties;
•	taxation, marketing, transporting and reporting production;
•	valuation and payment of royalties’air emissions;
•	groundwater use and protection;
•	the construction and operation of underground injection wells to dispose of produced saltwater and other non-hazardous oilfield wastes; and
•	the construction and operation of surface pits to contain drilling muds and other non-hazardous fluids associated with drilling operations.

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

Our properties are located onshore in Texas, Oklahoma and New Mexico. As a result of this geographic concentration, we are disproportionately affected by any delays or interruptions in production or transportation in these areas caused by governmental regulation, transportation capacity constraints, natural disasters, regional price fluctuations or other factors. Such disturbances have in the past and will in the future have any or all of the following adverse effects on our business:

•	interruptions to our operations as we suspend production in advance of an approaching storm;
•	damage to our facilities and equipment, including damage that disrupts or delays our production;
•	disruption to the transportation systems we rely upon to deliver our products to our customers; and
•	damage to or disruption of our customers’ facilities that prevents us from taking delivery of our products.

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

Should the Board of Directors approve the Company seeking an exchange listing or a price quotation for our stock, the trading price of our stock and the price at which we may sell stock in the future are subject to large fluctuations in response to any of the following:

•	limited trading volume in our common stock;
•	quarterly variations in operating results;
•	our involvement in litigation;
•	general financial market conditions;
•	the prices of oil and natural gas;
•	announcements by us and our competitors;
•	our liquidity;
•	our ability to raise additional funds;
•	changes in government regulations; and
•	other events

We do not intend to pay dividends on our stock.

We have not historically paid dividends on our stock, cash or otherwise, and do not intend to in the foreseeable future. Further, during the Forbearance Period, we are not permitted to make distributions to our equity holders.

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

As a public company, we would be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we will be required to report any changes in internal controls on a quarterly basis. In addition, we would be required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We have been designing, implementing, and testing the internal controls over financial reporting required to comply with these obligations. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an “Emerging Growth Company.” If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which the securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

In the event the merger is consummated, we will have additional resources available to us to increase the effectiveness of our internal controls, including a Chief Financial Officer, and extended management team.

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

As a Smaller Reporting Company we are presenting our audited financial statements and selected financial data for only a two-year period, which may not be comparable to those companies that provide audited financial statements and selected financial data for longer periods of time.

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

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or
•	In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or
•	In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available

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

Risks Relating to the Proposed Merger

Because all of the merger consideration to be received by our stockholders is a fixed amount of Lilis common stock and the market price of shares of Lilis common stock will fluctuate, our stockholders cannot be sure of the aggregate value of the merger consideration they will receive.

Upon the effective time of the merger, each share of our common stock (other than dissenting shares and shares held in our treasury or owned by Lilis or any subsidiary of us or Lilis, which will be cancelled for no consideration) will be converted into the right to receive merger consideration consisting of a pro rata share of an aggregate of approximately 56,551,185 shares of Lilis common stock based on the exchange ratio contemplated by the merger agreement and the number of shares of our common stock as of December 29, 2015, which will represent approximately 50% of the shares of Lilis’s common stock outstanding immediately following the completion of the merger (without giving effect to the exercise of any outstanding options or warrants to purchase equity securities of Lilis or the Company). Because the aggregate number of shares of Lilis common stock is fixed and will not be adjusted as a result of changes in the market price of Lilis common stock, the value of the merger consideration our stockholders will receive will fluctuate with the market price of Lilis common stock. The merger agreement does not include a price-based termination right or provisions that would limit the impact of increases or decreases in the market price of Lilis common stock or adjust the portion of the merger consideration to be paid in Lilis common stock as a result of any change in the market price of shares of Lilis common stock between the date of the joint proxy statement/prospectus and the date that our stockholders receive shares of Lilis common stock in exchange for their shares of their common stock. The market price of Lilis common stock will likely be different, and may be lower, on the date our stockholders receive their shares of Lilis common stock than the market price of shares of Lilis common stock as of the date of this joint proxy statement/prospectus.

During the 12-month period ended on December 31, 2015, shares of Lilis common stock traded in a range from a low of $0.07 to a high of $3.15 and ended that period at $0.20 per share. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in oil and natural gas prices, changes in Lilis’s business, operations and prospects, and regulatory considerations. Many of these factors are beyond Lilis’s control. If the market price of Lilis common stock declines after our stockholders vote, they may receive less value than they expected when they voted. Neither Lilis nor the Company is permitted to terminate the merger agreement, adjust the merger consideration or resolicit the vote of our stockholders because of changes in the market price of Lilis common stock.

Current Lilis and Company stockholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management of the combined company.

Lilis will issue approximately 56,551,185 shares of Lilis common stock to our stockholders in the merger. As a result, current Lilis stockholders and our current stockholders are each expected to hold approximately 50% of the shares of the combined company.

Lilis stockholders and Company stockholders currently have the right to vote for their respective board of directors and on other matters affecting the applicable company. When the merger occurs, each of our stockholders that receives shares of Lilis common stock will become a stockholder of Lilis with a percentage ownership of the combined company that is significantly smaller than the stockholder’s percentage ownership in us. Correspondingly, each Lilis stockholder will remain a stockholder of Lilis with a percentage ownership of the combined company that is significantly smaller than the stockholder’s percentage ownership of Lilis prior to the merger. As a result of these reduced ownership percentages, Lilis stockholders will have less influence on the management and policies of the combined company than they now have with respect to Lilis, and our former stockholders will have less influence on the management and policies of the combined company than they now have with respect to us.

The ability of Lilis and us to complete the merger is subject to various closing conditions, including the approval by the stockholders of both Lilis and us, and as a result, the closing of the merger may be delayed or not be completed, which could adversely affect Lilis’s and/or our business operations and stock prices.

In order for the merger to be completed, both Lilis’s stockholders and our stockholders must approve and adopt the merger agreement and related transaction proposals, which requires the affirmative vote of the holders of at least a majority of the issued and outstanding shares of Lilis common stock and our common stock. The merger agreement also contains other closing conditions. We can provide no assurance that the various closing conditions will be satisfied or waived.

The special meetings at which the Lilis stockholders and our stockholders will vote on the transactions contemplated by the merger agreement may take place before all such conditions have been satisfied or waived. As a result, if stockholder approval of the transactions contemplated by the merger agreement is obtained at such meetings, Lilis and we may make decisions after the special meetings to waive a condition or approve certain actions required to satisfy a necessary condition without seeking further stockholder approval. Such actions could have an adverse effect on the combined company.

If Lilis and we are unable to complete the merger, Lilis and we would be subject to a number of risks, including the following:

●           Lilis and we would not realize the anticipated benefits of the merger, including, among other things, increased operating efficiencies;

●           the attention of management of Lilis and us may have been diverted to the merger rather than to each company’s own operations and the pursuit of other opportunities that could have been beneficial to that company;

●           the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company;

●           certain costs relating to the merger, including certain financial advisory, legal and accounting fees and expenses, must be paid even if the merger is not closed;

●           Lilis and we will have been subject to certain restrictions on the conduct of their respective businesses, which may prevent them from making certain acquisitions or dispositions or pursuing certain business opportunities while the merger is pending; and

●           the trading price of Lilis common stock may decline to the extent that the current market prices reflect a market assumption that the merger will be completed.

If the merger is not completed on or before April 30, 2015, either Lilis or we may terminate the merger agreement, unless the failure to complete the merger by that date is due to the failure of the party seeking to terminate the merger agreement to fulfill any material obligations under the merger agreement or a material breach of the merger agreement by such party. Lilis and we are also each required to pay the other a termination fee of $1.2 million if it terminates the merger under certain circumstances specified in the merger agreement. In addition, if the merger agreement is terminated under certain circumstances unrelated to a breach or failure to perform, as applicable, of Lilis’s representations, warranties, covenants or other agreements contained in the merger agreement or as a result of a superior proposal, we may be required to pay to Lilis an amount equal to the refundable deposit, which is $2 million.

The occurrence of any of these events individually or in combination could have a material adverse effect on the companies’ results of operations or the trading price of Lilis common stock.

The pendency of the merger could adversely affect Lilis and/or us.

Lilis and we have each agreed in the merger Agreement to refrain from taking certain actions with respect to their business and financial affairs during the pendency of the merger, which restrictions could be in place for an extended period of time if completion of the merger is delayed and could adversely impact Lilis’s and our financial condition, results of operations or cash flows.

Each of Lilis and Brushy will incur significant transaction, merger-related and restructuring costs in connection with the merger.

Lilis and we expect to incur costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the merger. The combined company also will incur restructuring and integration costs in connection with the merger. Lilis is in the early stages of assessing the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the businesses of Lilis and us. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either Lilis or us or the combined company. Although Lilis and we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term, or at all. Many of these costs will be borne by Lilis and/or us even if the merger is not completed.

The merger agreement limits Lilis’s and our ability to each pursue alternatives to the merger.

The merger agreement contains provisions that could adversely impact competing proposals to acquire Lilis and us. These provisions include the prohibition on Lilis and us generally from soliciting any acquisition proposal or offer for a competing transaction and the requirement that the terminating party pay a termination fee of approximately $1.2 million in cash if the merger agreement is terminated in specified circumstances in connection with a superior proposal for an alternative transaction. In our case, this amount may be as much as $3.2 million in the case we are required to repay the refundable deposit. As a result of these restrictions, neither Lilis nor we may be able to enter into an agreement with respect to a more favorable alternative transaction without incurring potentially significant liability to the other. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to the financial condition and operations of the company making such payment.

In addition, even if the board of directors of Lilis or our board of directors determines that a competing proposal to acquire the other is superior, each of Lilis and we may not exercise its right to terminate the merger agreement unless it notifies the other of its intention to do so and gives the non-terminating party at least four business days to propose revisions to the terms of the merger agreement or to make another proposal in response to the competing proposal.

Lilis and we each agreed to these provisions as a condition to the other’s willingness to enter into the merger agreement. These provisions, however, might discourage a third party that might have an interest in acquiring all or a significant part of either Lilis or us from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed merger consideration. Furthermore, the termination fee may result in a potential competing acquiror proposing to pay a lower per share price to acquire Lilis or us than it might otherwise have proposed to pay.

The opinion obtained by our board of directors from its financial advisor will not reflect changes in circumstances between signing the merger agreement and the completion of the merger.

Our board of directors has not requested an updated opinion as of the date of the joint proxy statement/prospectus from ROTH, our financial advisor, nor has it obtained such an update since the board is not aware of any material changes to Lilis, the Company, or their respective businesses, results of operations or financial positions. This opinion was necessarily based on financial, economic, monetary, market and other conditions and circumstances as in effect on, and the information made available to the financial advisor as of, the date of such opinion. Developments subsequent to the date of such opinion, including changes in the operations and prospects of us or Lilis, general market and economic conditions and other factors that may be beyond the control of us and Lilis, may affect such opinion.

The expected executive officers and directors of Lilis and the Company have interests in the merger that are different from, or in addition to, those of other shareholders and that could have influenced their decision to support or approve the merger.

The expected executive officers and directors after the closing of the merger of the combined company are expected to collectively beneficially own a to be determined amount of the outstanding shares of Lilis common stock after the closing of the merger. Our stockholders should recognize that some of our executive officers and board of directors as well as those of Lilis have interests in the merger that may differ from, or are in addition to, their interests as our stockholders and stockholders of Lilis.

The merger may fail to qualify as a tax-free reorganization for federal income tax purposes, resulting in your recognition of taxable gain or loss in respect of your shares of our common stock.

The merger has been structured with the intent that it qualify as a tax-free reorganization under Sections 368(a)(1)(A) and 368(a)(2)(E) of the Code. Due to the uncertainty surrounding the application of the “control test,” however, neither we nor Lilis can assure you at this time that the merger will qualify as a “reorganization” within the meaning of Section 368(a)(1)(A) and Section 368(a)(2)(E) of the Code. Further, even if Lilis and Brushy later determine to take the position that the merger so qualifies, no assurance can be given that the IRS or the courts will agree that the merger qualifies as a tax-free reorganization under Section 368(a). Further, the IRS will not provide a ruling on this matter, nor will Lilis or Brushy obtain an opinion of legal counsel as to whether the merger will constitute a tax-free reorganization for federal income tax purposes. If the merger fails to qualify as a reorganization, the merger will be fully taxable for U.S. federal income tax purposes with the consequences.

Item 2.	Properties.

We are an independent energy company based in San Antonio, Texas. We were formed in 2011 and we have been engaged in the exploration, development, acquisition and exploitation of crude oil and natural gas properties, with interests throughout Texas, New Mexico and Oklahoma. Our properties cover 22,557 gross acres, or 17,458 net acres, with a majority within the Eagle Ford trend of South Texas and the Delaware Basin of West Texas .

Our total proved reserves, based on our January 1, 2016 independent reserve estimate report, were 1,130 MBOE, consisting of 2,769 MMcf of natural gas and 669 Mbbl of oil. The PV-10 of our proved reserves at January 1, 2016 was $14.7 million based on the average of the beginning of each month prices for 2015 of $50.16 per Bbl and $2.63 per MMBtu and adjusted for location and quality differentials. At January 1, 2016, 100% of our estimated proved reserves were proved developed reserves. Our daily production at year end December 31, 2015 was 543 BOE per day.

Core Areas of Operation and Certain Key Properties

As of December 31, 2015, our proved oil and gas reserves were concentrated primarily in the Giddings and Crittendon Fields in Texas. The fields tend to have stacked multiple producing horizons. Some of the fields have numerous available wellbores capable of providing workover and recompletion opportunities. Additionally, new 3-D seismic data allows definition of numerous proved undeveloped locations throughout the fields. The characteristics of these fields allows us to identify significant resource potential behind pipe and undeveloped reserves.. At January 1, 2016, based on the reserves estimate by our independent reservoir engineers, we had 1,130 MBOE of estimated proved reserves, with 770 MBOE allocated to the Crittendon Field. At January 1, 2016, our proved developed reserves were 100% of the total proved reserves, and 60% of estimated proved reserves were oil and condensate. We sold our non-operated Oklahoma properties in Logan and Kingfisher Counties in July 2015 which consisted of 1,229 net acres (5,055 gross acres). In connection with the merger, we are obligated to convey the Giddings Field Assets to SOSventures in exchange for a release of our obligations under the SOSVentures Credit Agreement.

Giddings – Bastrop and Bigfoot – Texas

We control about 12,300 gross acres (11,000 net acres) located within the Eagle Ford trend. Giddings Field is spread across Bastrop, Burleson, Brazos, Fayette, Lee, and Gonzales counties. We also control the Bigfoot Area which is about 3,000 gross acres across Frio and Atascosa counties in southern Texas.  In connection with the merger, we are obligated to convey the “Giddings Field Assets to SOSventures, in exchange for a release of our obligations under the “SOSventures Credit Agreement.

Delaware Basin – Winkler Counties – Texas and Lea County, New Mexico

In Winkler and Loving Counties, Texas we control about 6,700 gross acres (2,953 net acres). In Lea County, New Mexico we started producing the Mexico P #1 Federal well on September 12, 2015 and now hold 520 gross acres (504.7 net acres) by production.

Oil and Natural Gas Reserves

Due to the inherent uncertainties and the limited nature of reservoir data, proved reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards. The estimated present value of proved reserves does not include indirect expenses such as general and administrative expenses, debt service, future income tax expense or depletion, depreciation, and amortization. In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using the average of oil and natural gas spot prices for the West Texas Intermediate oil and Henry Hub gas on the first day of each of the twelve months during 2015. Estimated quantities of proved reserves and their present value are affected by changes in oil and natural gas prices. The arithmetic average reference prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of January 1, 2016 were $50.16 per barrel of oil and $2.63 per MMBtu of natural gas.

The following table sets forth our estimated net total oil and natural gas reserves and the PV-10 value of such reserves as of the January 1, 2016 reserve report. The estimated reserve data and the present value as of January 1, 2016 were prepared by Forrest A. Garb & Associates, independent petroleum engineers. For further information concerning our independent engineer’s estimates of our proved reserves as of January 1, 2016. These reserves estimates were prepared in accordance with the Securities and Exchange Commission’s rules regarding oil and natural gas reserves reporting that were in effect at the time of the preparation of the reserves report. Our total estimated proved reserves are estimated using a conversion ratio of one Bbl per six Mcf. The PV-10 value is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenues from these reserves, see Supplemental Oil and Natural Gas Disclosure in our Financial Statements included elsewhere in this report. All reserves are located in the United States.

	Estimated Net Reserves		Estimated Future Net Revenue ($ thousands)

As of January 1, 2016	Oil and Condensate (MBbl)	Gas (MMcf)	Undiscounted	Discounted at 10% Per Year
Proved:
Developed Producing	669	2,769	$21,143	$14,732
Total Proved	669	2,769	$21,143	$14,732

We have not reported our reserves to other federal authorities or agencies.

Our reserve report dated January 1, 2016 showed the removal of all estimated net proven undeveloped reserves. The decrease in proven undeveloped reserves was due to the lack of available capital required to drill these PUD locations. Our Consolidated Statement of Cash Flows on page F-6 shows that we spent $5,101,544 on development of oil and gas properties in the year ending December 31, 2015. These payments resulted in reserve discoveries which increased our proven developed reserves for oil and condensate by 328 MBbl, while our proven developed producing natural gas reserves increased by 1,313 MMcf. The increase in proven developed BOE reserves was offset by the loss of reserves sold in the Oklahoma asset divestiture, as well as the removal of all non-producing reserves due to lack of available capital.

We believe that PV-10, a non-GAAP measure of estimated proved reserves is widely used by analysts and investors in evaluating oil and gas companies. Our reconciliation to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows) is found in the table below. The table below provides a reconciliation of PV-10 as of January 1, 2016 and January 1, 2015 to the standardized measure of discounted future net cash flows as of December 31, 2015 and December 31, 2014:

	As of January 1, 2016	As of January 1, 2015
	($ in thousands)	($ in thousands)
PV-10	$14,776	$128,416
Present value of future income taxes discounted at 10%	-	$(38,300)
Standardized income of discounted future net cash flows	$14,776	$90,116

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

Estimates of reserves as of January 1, 2016 and January 1, 2015 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended January 1, 2016 and January 1, 2015, in accordance with revised SEC guidelines applicable to reserves estimates as of the end of 2015 and 2014. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

Our proved reserve estimate report dated January 1, 2016 uses the following average adjusted prices:

Oil - $47.03 / bbl
Gas - $2.22 / Mcf

Our proved reserve estimate report dated January 1, 2015 uses the following average adjusted prices:

Oil - $91.42 / bbl
Gas - $6.53 / Mcf

The standardized measure of discounted future net cash flows relies on estimates of oil and gas reserves using commodity prices and costs at year- end. The benchmark oil and gas prices used are the preceding 12-month averages of the first-day-of-the month spot prices posted for the WTI oil and Henry Hub natural gas. Oil prices have been adjusted by lease for gravity, transportation fees, and regional price differentials. Gas prices per thousand cubic feet have been adjusted by lease for Btu content, transportation fees, and regional price differentials. The adjustments are based on the differential between historic oil and gas sales and the corresponding benchmark price.

Proved reserves are those oil and gas reserves, which, by analysis of geoscience and engineering data, can be estimated with “reasonable certainty” to be economically producible-from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations-prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. For proved reserves, the drilling for oil and gas must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time period.

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

Oil and Natural Gas Volumes, Prices and Operating Expense

The following tables set forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas from continuing operations for the two years ended December 31, 2015 and 2014. The drilling operations on the Bigfoot-Texas formations in fiscal years 2015 and 2014 generally targeted drilling out the properties with shallower, less expensive wells thus holding the leases and preventing them from expiring. This means that deeper formations such as Eagle Ford and Pearsall Shales are held by production and can be developed or sold at a later date.

Bigfoot - Texas	Year Ended December 31,
	2015	2014
Net Production:
Oil (Bbl)	2,150	4,431
Natural Gas (Mcf)	0	0
Barrel of Oil Equivalent (Boe)	2,150	4,431
Oil and Natural Gas Sales:
Oil	101,569	402,705
Natural Gas	0	0
Total	101,569	402,705
Average Sales Price:
Oil ($ per Bbl)	47.24	90.89
Natural Gas ($ per Mcf)	0	0
Barrel of Oil Equivalent ($ per Boe)	47.24	90.89
Oil and Natural Gas Costs:
Lease operating expenses	175,080	322,458
Production taxes	4,595	18,267
Other operating expenses	-	-
Average production cost per Boe	83.58	76.90

Crittedon – Texas	Year Ended December 31,
	2015	2014
Net Production:
Oil (Bbl)	40,297	13,786
Natural Gas (Mcf)	217,616	202,007
Barrel of Oil Equivalent (Boe)	76,566	47,454
Oil and Natural Gas Sales:
Oil	$1,685,038	$1,106,900
Natural Gas	414,352	825,371
Total	$2,099,390	$1,932,271
Average Sales Price:
Oil ($ per Bbl)	$41.82	$80.29
Natural Gas ($ per Mcf)	1.90	4.09
Barrel of Oil Equivalent ($ per Boe)	$27.42	$40.72
Oil and Natural Gas Costs:
Lease operating expenses	$895,735	$1,105,331
Production taxes	115,711	101,625
Other operating expenses	-	-
Average production cost per Boe	$13.21	$25.43

Giddings – Texas	Year Ended December 31,
	2015	2014
Net Production:
Oil (Bbl)	90,358	112,861
Natural Gas (Mcf)	249,427	169,435
Barrel of Oil Equivalent (Boe)	131,930	141,100
Oil and Natural Gas Sales:
Oil	$4,210,379	$10,190,042
Natural Gas	658,437	924,976
Total	$4,868,815	$11,115,018
Average Sales Price:
Oil ($ per Bbl)	$46.60	$90.29
Natural Gas ($ per Mcf)	2.64	5.46
Barrel of Oil Equivalent ($ per Boe)	$36.90	$78.77
Oil and Natural Gas Costs:
Lease operating expenses	$2,341,867	$3,729,761
Production taxes	215,526	479,201
Other operating expenses	-	-
Average production cost per Boe	$19.38	$29.83

Logan, Kingfisher, McClain - Oklahoma (1)	Year Ended December 31,
	2015	2014
Net Production:
Oil (Bbl)	19,468	49,820
Natural Gas (Mcf)	209,805	407,570
Barrel of Oil Equivalent (Boe)	54,435	117,749
Oil and Natural Gas Sales:
Oil	$964,975	$4,598,882
Natural Gas	571,857	2,123,917
Total	$1,536,832	$6,722,799
Average Sales Price:
Oil ($ per Bbl)	$49.57	$92.31
Natural Gas ($ per Mcf)	2.73	5.21
Barrel of Oil Equivalent ($ per Boe)	$28.23	$57.09
Oil and Natural Gas Costs:
Lease operating expenses	$265,163	$686,940
Production taxes	33,485	96,601
Other operating expenses	-	-
Average production cost per Boe	$5.49	$6.65

(1) Includes properties sold in Logan and Kingfisher Counties, Oklahoma on July 31, 2015 of 1,229 net acres (5,055 gross acres).

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

Bigfoot - Texas	Year Ended December 31,
	2015	2014

Unproved prospects	$0	$(18,843)
Proved prospects	30	69,457
Development and exploration costs	0	0

Total consolidated operations	30	50,614

Asset Retirement Obligations (non-cash)	$(113,369)	$(50,614)

Crittendon - Texas	Year Ended December 31,
	2015	2014

Unproved prospects	$36,724	$482,161
Proved prospects	105,845	17,007,057
Development and exploration costs	7,448,975	652,384

Total consolidated operations	7,591,544	18,141,602

Asset Retirement Obligations (non-cash)	$5,991	$798,572

Giddings - Texas	Year Ended December 31,
	2015	2014

Unproved prospects	$36,772	$1,191,710
Proved prospects	131,872	(353,988)
Development and exploration costs	146,528	10,853,435

Total consolidated operations	315,172	11,691,157

Asset Retirement Obligations (non-cash)	$66,110	$54,530

Logan, Kingfisher, McClain - Oklahoma (1)	Year Ended December 31,
	2015	2014

Unproved prospects	$0	$193,260
Proved prospects	34,699	(3,745)
Development and exploration costs	292,016	4,676,449

Total consolidated operations	326,715	4,865,964

Asset Retirement Obligations (non-cash)	$(306)	$46,693

(1) Includes properties sold in Logan and Kingfisher Counties, Oklahoma on July 31, 2015 of 1,229 net acres (5,055 gross acres).

Producing Wells

The following table sets forth the number of producing oil and natural gas wells in which we owned an interest as of December 31, 2015 . Some wells produce both oil and natural gas.

	Company Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	107	97.0	4	1.4	111	98.4
Natural gas	7	5.9	-	-	7	5.9
Total	114	102.9	4	1.4	118	104.3

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2015.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Bigfoot (Texas)	2,930	2,930	0	0
Crittenden Field (Texas)	5,680	3,264	1,537	194
Giddings (Texas)	9,812	8,632	2,518	2,407
McClain (Oklahoma)	80	31	0	0
Total	18,502	14,857	4,055	2,602

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

Drilling Activity

The following table sets forth our drilling activity during the twelve month period ended December 31, 2015 and 2014 (excluding wells in progress at the end of the period). In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.
Year Ended December 31,
Crittendon - Texas	2015		2014
	Gross	Net	Gross	Net
Development wells	-	-	-	-
Productive	-	-	-	-
Non-productive	-	-	-	-
Exploratory wells	-	-	-	-
Productive	2	1.6	-	-
Non-productive	-	-	-	-

Year Ended December 31,
Giddings - Texas	2015		2014
	Gross	Net	Gross	Net
Development wells	-	-	-	-
Productive	-	-	4	3.0
Non-productive	-	-	-	-
Exploratory wells	-	-	-	-
Productive	-	-	-	-
Non-productive	-	-	-	-

Year Ended December 31,
	2015		2014
McClain - Oklahoma	Gross	Net	Gross	Net
Development wells	-	-	-	-
Productive	1	0.4	-	-
Non-productive	-	-	-	-
Exploratory wells	-	-	-	-
Productive	-	-	-	-
Non-productive	-	-	-	-

Present Activities

We recently drilled or re-entered and completed our first three wells in the Delaware Basin properties in Winkler County, Texas and Lea County, New Mexico.

We vertically re-entered and horizontally drilled, frac’ed and completed the Kudu #1H well in the Wolfcamp formation in Winkler County, Texas and started producing the well on August 12, 2015 with a peak 24-hour production rate 653 barrels of oil equivalent per day, comprised of 392 barrels of oil and 1.6 million cubic feet of natural gas flowing on a “18/64 choke at 2,500 psi up 4.5” casing.

We performed a behind-pipe completion of the vertical wellbore and completed the well with a frac in the Wolfcamp Formation for the Mexico P #1 Federal well in Lea County, New Mexico and started producing the well on September 12, 2015 with a peak 24-hour production rate of 244 barrels of oil equivalent per day, comprised of 219 barrels of oil and 0.2 million cubic feet of natural gas flowing on a “10/64 choke at 500 psi up 10.75” casing. Further the economic production of the Mexico P #1 Federal well increases our held-by-production acreage by 520 gross acres (504.7 net acres) in the Delaware Basin. We now own approximately 3,264 net acres in Winkler and Loving Counties, Texas and Lea County, New Mexico.

We vertically re-entered and horizontally drilled, frac’ed and completed the Wolfe #3H well in the Brushy Canyon formation in Winkler County Texas and installed an artificial lift on the Wolfe #3H and initial fluid production was 1,000 barrels per day. During the fourth quarter of 2015, the response has been in line with expectations with total fluid extraction increasing to 1,500 barrels per day and oil production increasing from 10 to 190 barrels of oil per day. Our management believes that this trend should continue with production increasing until it reaches the production levels typical of other Horizontal Brushy Canyon wells drilled in the area.

Any reference to “peak production” or “initial production” should not be viewed as an indication of what any of the wells are expected to produce in the long run. These production numbers stem from production under test conditions and investors should expect the peak production or initial production to decline over the long-term.

Lease Expiration Summary

The following table sets forth expiration dates of the leases of our gross and net undeveloped acres as of December 31, 2015.

	Expiring Acreage (1)
	2016		2017
	Gross	Net	Gross	Net
Bigfoot (Texas)	-	-	-	-
Crittenden Field (Texas)	1,377	163	160	80
Giddings (Texas)	1,280	1,246	1,223	1,075
McClain (Oklahoma)	-	-	-	-
Total	2,657	1,409	1,383	1,155

(1) Based on contractual lease maturities. We may have the option to extend the leases prior to their expiration.

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

Lawsuit Relating to 17.23% of our Common Stock Shares

Approximately 17.23% of our common stock was interpleaded into Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause No. FST-CV12-6015112-S (“Interpleader Action”). These are the residual shares of common stock that belonged to the Partnerships after the distribution of the partnerships shares. Claims related to the Interpleader Action were heard in an American Arbitration Association arbitration in 2015. The claimants were Gregory Imbruce; Giddings Investments LLC; Giddings Genpar LLC, Hunton Oil Genpar LLC, ASYM Capital Ill LLC, Glenrose Holdings LLC; ASYM Energy Investments LLC. “Certain” respondents and counterclaimants were Charles Henry, Ahmed Ammar; John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, Bradford Higgins, William Mahoney, Edward M. Conrads, Robert J. Conrads, and the Partnerships. “PKG Respondents” and cross claimants were William F. Pettinati, Jr., Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund, Nicholas P. Garofolo (the plaintiffs in the above-referenced stockholder litigation) who made claims against Charles S. Henry, III, Bradford Higgins and SOSventures. The relief respondents were Rubicon Resources LLC, Sean O’Sullivan, King Lee, Michael Rihner, Scott Decker, Andrew Gillick, Briana Gillick, Steve Heinemann, Stanley Goldstein, Sidney Orbach, James P. Ashman, and Patricia R. Ashman. The claims, counterclaims and cross claims relate to the governance, control and termination of the Partnerships, including the distribution by the Partnerships of our shares of common stock to the limited partners in the Partnerships in a liquidating distribution in February 2014 as part of a “monetization” event, and other matters.

On September  10, 2015, the American Arbitration Association issued an arbitration award in the Interpleader Action, which is referred to as the Award.  The Award states as follows:

1)	All claims asserted by Claimants, including Gregory Imbruce and various business entities controlled by Mr. Imbruce against all Respondents were denied and award was made in favor of the “Certain” respondents, including our director, Charles S. Henry, III, as well as SOSventures, Bradford Higgins, John Paul Otieno, Estate of William Mahoney, Ahmed Ammar, John P. Vaile, as Trustee of John P. Vaile Living Trust, Edward M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP.

2)	All claims asserted by Claimants, Gregory Imbruce and various business entities controlled by Mr. Imbruce against Relief Respondents, including Rubicon Resources LLC, Sean O’Sullivan Revocable Living Trust, King Lee, Michael Rihner, Scott Decker, Andrew Gillick, Briana Gillick, Steve Heinemann, Stanly Goldstein, Sidney Orbach, James P. Ashman and Patricia R. Ashman, were denied.

3)	An award was made in favor of the “Certain” respondents, including our director, Charles S. Henry, III, as well as SOSventures, Bradford Higgins, John Paul Otieno, Estate of William Mahoney, Ahmad Ammar, John P. Vaile, as Trustee of John P. Vaile Living Trust, Edward M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP against Mr. Imbruce and his entities on the following claims:

a)	breach of fiduciary duty;

b)	breach of implied covenant of good faith and fair dealing;

c)	partnership dissolution;

d)	unjust enrichment;

e)	breach of contract;

f)	accounting;

g)	violation of Connecticut Unfair Trade Practices Act;

h)	civil theft; and

i)	piercing the corporate veil.

4)	All claims asserted by William F. Pettinati, Jr. Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund and Nicholas P. Garofolo against our director, Charles S. Henry III, as well as SOSventures and Bradford Higgins were denied.

5)	A declaratory award was entered declaring that the removal of Hunton Oil Genpar LLC, Giddings Genpar LLC and Asym Capital III LLC and/or Gregory Imbruce as the General Partner(s) of the Partnerships was lawful and in compliance with all legal and contractual requirements, and thus was effective;

6)	A declaratory award that the distribution of our -issued common stock made in February 2014 to limited partners in the Partnerships with remaining shares of common stock ultimately being interpleaded into Court in Connecticut was lawful, met all legal requirements and is effective in that the distribution was the result of a “monetization” event under the Partnership agreements;

7)	A declaratory award that the Partnerships were effectively dissolved at the time of the distribution of the above-referenced shares of common stock issued by us from the Partnerships to the limited partners in the Partnerships;

8)	A denial of any and all fees and expenses claimed by Mr. Imbruce and his entities due to “multiple and repeated violations of the Connecticut Uniform Securities Act;”

9)	A denial of fees and expenses claimed by Mr. Imbruce and his entities for the time periods subsequent to the 2011 rollup that formed us;

10)	An award of damages in favor of the “Certain” respondents, in the amount of $1,602,235, subject to trebling under a Civil Theft finding to $4,806,705, plus attorney and expert fees of $2,998,839 for a total award of $7,805,544, payable by Claimants, including Mr. Imbruce and his business entities;

11)	Injunctive relief ordering an accounting of the sources and uses of all funds and other assets of the Partnerships during the time that Mr. Imbruce and his entities served as general partners of the Partnerships;

12)	Post-judgment interest at 10 percent per year payable by Mr. Imbruce and his business entities; and

13)	Arbitration administrative fees, expenses and compensation of the Arbitrator totaling $122,200 to be paid by Gregory Imbruce et al, and William F. Pettinati, Jr., Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund and Nicholas P. Garofolo.

The “Certain” respondents filed in Connecticut Superior Court seeking to confirm the Award. Likewise, Claimants have filed in Connecticut Superior Court to vacate the Award. If the Connecticut Superior Court confirms the Award, we anticipate that the Court will subsequently issue a related order as to ownership of the 2,190,891 our common stock, which may result in modifying our ownership structure.

Bexar County Proceedings

On April 17, 2015, we were served with a lawsuit filed in Bexar County, Texas by William F. Pettinati, Jr., Nicholas Garofolo, Sigma Gas Barbastella Fund and Sigma Gas Antrozous Fund against Starboard (now Brushy), its directors, its Chief Operating Officer, Edward Shaw, its former Chief Financial Officer, Eric Alfuth, our stockholder, Bradford Higgins, and Sean O’Sullivan, the managing director of our stockholder, SOSventures (the “Bexar County Proceedings”).  Mr. Pettinati, Mr. Garofolo and the Sigma Gas Antrozous Fund are stockholders.  Mr. Pettinati owns 145,112 shares, Mr. Garofolo owns 226,680 shares of common stock and Sigma Gas Antrozous Fund owns 44,610 shares of common stock. Combined these stockholders account for approximately 3.3% of our outstanding common stock. These parties became stockholders in February 2014.

The Plaintiffs allege several derivative and direct causes of action. These derivative claims include, breach of fiduciary duty, waste of corporate assets, concerted action and conspiracy, joint enterprise, agency, alter ego, exemplary damages, and unjust enrichment. The direct claims include, breach of fiduciary duty, conversion, shareholder oppression, concerted action and conspiracy, declaratory judgment that the distribution of stock to the plaintiffs was invalid, joint enterprise, agency, alter ego, exemplary damages, concerted action and conspiracy and failure to allow for inspection of books and records. Many of the allegations relate to events that allegedly happened before the Plaintiffs became stockholders, including the distributions from the Partnerships that led to the Plaintiffs becoming stockholders in February 2014. Some similar claims involving these Plaintiffs (including the legality of the Partnerships’ liquidating distribution) were previously heard in the arbitration relating to the Partnerships referenced above. Plaintiffs were parties to that arbitration. For actions after February 2014, Plaintiffs complain that our common stock still lacks a trading venue, that a books and records  request was not honored, that we “delayed” a public offering, that SOSventures had allegedly taken steps to “foreclose” on our assets under the SOSventures Credit Agreement and that we filed for an extension to the filing date for our annual report on Form 10-K for the year ending December 31, 2014. On October 6, 2015 Plaintiffs withdrew the claim about not honoring a books and records request.

The matter is styled Sigma Barbastella Fund et al v. Charles S. Henry, III et al. and it is Cause No. 20105-CI-05672 in the 224th District Court in Bexar County, Texas.

Our directors and officers are subject to indemnification under our bylaws.

Settlement of Interpleader Action and Bexar County Proceedings

On February 17, 2016, the various parties to the Interpleader Action and the Bexar County Proceedings entered into a global settlement agreement (the “Settlement Agreement”) under which the parties to the proceedings issued mutual releases and the plaintiffs in all proceedings agreed to withdraw their claims.  In return, the plaintiffs received a cash settlement, the majority of which was covered by our insurance.

PART II

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Market for Common Equity and Related Stockholder Matters

There is no public market or exchange for the Company’s common stock.

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the consolidated financial statements and the related notes thereto in Item 8.

Market Information For The Common Stock

Holders

At February 1, 2016, there were 31 holders of record of common stock, plus we have interpleaded 2,190,891 common stock shares into the Connecticut Superior Court.

Dividends

We have never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends. Further, during the Forbearance Period we are not permitted to make distributions to equity holders.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	900,000	$4.75	1,343,266
Equity compensation plans not approved by security holders	-	-	-
Total	900,000	$4.75	1,343,266

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The information required in this Item is not required to be disclosed by Smaller Reporting Companies.

Item 7.	Management’s Discussion and Analysis or Plan of Operations

This section should be read in conjunction with “Note 2 — Going Concern” and “Note 9 — Notes Payable” in the Notes to the consolidated financial statements included in this annual report on Form 10-K and Item 1A “Risk Factors”.  Our independent registered public accounting firm for the year ended December 31, 2015 issued their report dated April 14, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our accumulated deficit, working capital deficit, significant net losses and need to raise additional funds to meet our obligations and sustain our operations. The discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.”

Overview

We are an independent energy company engaged primarily in the exploration for, and development of, natural gas and crude oil reserves. We generate revenues and cash flows from two primary sources: investing activities and the proceeds from the sale of oil and gas production on properties we hold or participate in.

As of February 1, 2016, we own interests in 118 producing oil and natural gas wells, with 18 wells in the Crittendon Field. We operate 114 or 97% of those wells. Our oil and natural gas production for 2015 consisted of 152,273 bbls of oil and 676,847 Mcf of gas.

We began 2015 with estimated proved reserves of 5,788 MBOE with 1,432 MBOE allocated to the Crittendon Field, and ended the year with 1,130 MBOE, with 770 MBOE allocated to the Crittendon Field.

Strategy

We produce from operated oil and natural gas wells in the liquids rich, oil-bearing window of the Eagle Ford trend of South Texas and the nearby, oil-prone Giddings Field where in combination we controls 15,260 gross acres (13,970 net acres). We also operate acreage in the Delware Basin located in the Crittendon Field and controls 7,217 gross acres (3,458 net acres).

Our total proved reserves, based on our January 1, 2016 independent reserve estimate report, were 1,130 MBOE, (with 770 MBOE allocated to the Crittendon Field), consisting of 2,769 MMcf of natural gas, 669 Mbbl of oil. The PV-10 of our proved reserves at January 1, 2016 was $14.7 million based on the average of the beginning of each month prices through December 2015 of $50.16 per Bbl for oil and condensate and $2.63 per MMBtu for natural gas. At January 1, 2016, 100% of our estimated proved reserves were proved developed reserves and 59% of estimated proved reserves were oil and condensate. Our average daily production for the last month ending December 31, 2015 was 543 BOE per day.

As part of this strategy, we focused on the following areas:

Giddings – Bastrop and Bigfoot – Texas

We control about 12,300 gross acres (11,000 net acres) located within the Eagle Ford trend. Giddings Field is spread across Bastrop, Burleson, Brazos, Fayette, Lee, and Gonzales counties. We also control the Bigfoot Area which is about 3,000 gross acres across Frio and Atascosa counties in southern Texas.

Delaware Basin – Winkler Counties – Texas and Lea County, New Mexico

In Winkler and Loving Counties, Texas we control about 5,160 gross acres (3,264 net acres). In Lea County, New Mexico we started producing the Mexico P #1 Federal well on September 12, 2015 and now hold 520 gross acres (504.7 net acres) by production.

Results of Operations

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Total Revenues. Total revenues decreased $11,566,186 to $8,606,606 for 2015 from $20,172,792 for 2014, driven primarily by decrease in oil and natural gas prices. Our average sales price received for natural gas decreased to $2.43 per Mcf for the year ended December 31, 2015 from $5.06 per Mcf for the same period in 2014. Our average sales price received for oil decreased to $45.72 per bbl for the year ended December 31, 2015 from $90.10 per bbl for the same period in 2014.

Oil and Gas Production. Total natural gas and oil production for 2015 consisted of 676,847 Mcf of natural gas and 152,273 bbls of oil, as compared to total natural gas and oil production for 2014, which consisted of 779,012 Mcf of natural gas and 180,898 bbls of oil due to primarily sale of Oklahoma properties which were located in Logan and Kingfisher Counties.

Costs and Expenses. Total costs and expenses (excluding depreciation, depletion, impairment and gain on sales) decreased $2,153,178 to $9,263,694 for 2015 from $11,416,872 for 2014, due generally to decrease production expenses. Lease operating expenses decrease $1,779,626 to $3,677,845 for 2015 from $5,457,471 for 2014, due primarily to sale of Oklahoma properties located in Logan and Kingfisher counties. Depletion, depreciation and amortization expense increased $12,370,138 to $22,510,290 for 2015 from $10,140,152 for 2014, due primarily to decrease in reserves. Impairment of oil and gas properties for 2015 was $55,753,481 compared to $4,428,378 for 2014. The increase in impairment expense is due primarily to the removal of all estimated net proven undeveloped reserves. The decrease in proven undeveloped reserves was due to the lack of available capital required to drill these PUD locations

Net Loss. Net loss was ($65,764,766) or ($5.20) per diluted common share, for 2015 as compared to ($2,760,920) or ($0.22) per diluted common share, for 2014. The increase in net loss was attributable primarily to the impairment of oil and gas properties, decrease in revenues, and increase in DD & A

Other Income (Expenses). Total other income (expenses) increased $2,724,656 to ($3,276,139) in 2015. The increase in other income (expense) was primarily driven by an increase in interest expense increased by $1,531,770 from 2014 to $4,149,251.

In 2015, we invested $8.2 million in oil and gas properties. We produced 265,081 BOE during the year. In 2014, we invested $34.8 million in oil and gas properties. We produced 310,733 BOE during the year.

	Year Ended	Year Ended
Capital Costs ($000):	2015	2014
Acquisitions	$-	$17,671
Exploration and Development	8,233	17,163
Total CAPEX before asset retirement obligations	8,233	34,834
Asset retirement obligation costs	-	-
Total CAPEX	$8,233	$34,834

Asset retirement obligation (non-cash)	$42	$849

Proved Reserves (MBOE):
Beginning	5,788	5,091
Production	(265)	(311)
Purchases	-	1,433
Sale of reserves	(356)	(139)
Discoveries and extensions	547	614
Revisions	(4,583)	(900)

Ending reserves	1,130	5,788

Reserve additions before revisions (BOE)	(74)	1,597
Reserve additions after revisions (BOE)	(4,658)	697

The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations, bank debt and equity offerings as discussed below in Liquidity and Capital Resources.

Oil and Gas Production

Year-over-year production decreased from 310,733 BOE for the year ended December 31, 2014 to 295,081 BOE for the year ended December 31, 2015. This decrease was due to primarily sale of Oklahoma properties which were located in Logan and Kingfisher Counties. The following table reflects the increase (decrease) in oil and gas sales revenue due to changes in price and volume:

	Years Ended December 31,
	2015	2014
Production:
Natural gas-Mcf (1)	676,847	779,012
Crude oil-bbl (2)	152,273	180,898

Average Sales Prices:
Natural gas (1)	$2.43	$4.97
Crude oil (2)	45.72	90.10

Revenues

Revenues from continuing operations for the year ended December 31, 2015 totaled $8,606,606 as compared to $20,172,792 for the year ended December 31, 2014 representing a decrease of $11,566,186. Production volumes for the year ended December 31, 2015 were year 152,273 bbls of oil and 676,847 Mcf of natural gas or 265,081 BOE. This compares to 180,898 bbls of oil and 779,012 Mcf of natural gas or 310,733 BOE for the year ended December 31, 2014 representing a 45,652 BOE decrease in production. For the year ended December 31, 2015, the average sales price per barrel of oil was $45.72 and $2.43 per Mcf for natural gas as compared to $90.10 per barrel and $4.97 per Mcf, respectively for the year ended December 31, 2014. These results indicate that the decrease in revenue is primarily attributable to weaker commodity prices.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of our lease operating expense for the last two years ended December 31, 2015 and 2014 on a BOE basis:

	Years Ending December 31,
	2015		2014
	Total	Per BOE	Total	Per BOE
Lease operating costs	$3,677,845	$13.88	$5,457,472	$17.56
Production taxes	$369,317	$1.39	$695,693	$2.24

Total	$4,047,162	$15.27	$6,153,165	$19.80

Lease operating expense and production taxes from continuing operations for the year ended December 31, 2015 totaled $4,047,162 versus $6,153,165 for the year ended December 31, 2014. This translated to a decrease of $4.53/BOE on a volume basis. This reduction reflects our cost efficiencies gained as well as a change in production mix due to asset divestitures.

Accretion of asset retirement obligation

Accretion expense for the asset retirement obligations decreased by $132,520 for the year ending December 31, 2015 to $187,183 compared to $319,703 for the year ended December 31, 2014. This decrease is primarily the result of the extension of plugging and abandonment dates.

Depletion, depreciation and amortization (DD&A)

For the year ended December 31, 2015, the Company recorded DD&A expense of $22,510,290 ($84.92/BOE) compared to $10,140,152 ($32.63/BOE) for the year ended December 31, 2014 representing an increase of $52.29. This increase reflects the impact lower reserves due to weaker commodity prices and the removal of proven undeveloped reserves.

General and administrative expense (G&A expense)

G&A expense for the year ended December 31, 2015 increased $61,593 from the year ended December 31, 2014 to $3,938,291 due to the proposed merger.

Credit Facilities and Forbearance Agreement

In November 2015 counsel for Independent Bank had notified us of the following defaults under IB Credit Agreement: i) the interest coverage ratio covenant set forth in Section 7.15.1 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (ii) the current ratio covenant set forth in Section 7.15.2 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (iii) the leverage ratio covenant set forth in Section 7.15.3 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, and (iv) the Company is not currently maintaining the minimum Commodity Hedging Transactions (as defined in the IB Credit Agreement) required by Section 7.21 of the IB Credit Agreement. The letter further stated that the bank was contemplating its course of action.

On November 24, 2015, we entered into the Forbearance Agreement and the Third Amendment to the Amended and Restated Credit Agreement with Independent Bank under which Independent Bank, acting for itself and as administrative agent for other lenders, agreed to forbear exercising any of its remedies for the existing covenant defaults for period of time to permit us to seek refinancing of the indebtedness owed to Independent Bank in the approximate amount of $11,000,000, which is referred to as the IB Indebtedness or a sale of sufficient assets to repay the IB Indebtedness. The Forbearance Period began with the execution of the IB Forbearance Agreement on November 24, 2015 and ended on January 31, 2016.  The Forbearance Period was subsequently extended to March 31, 2016.

In connection with IB Forbearance Agreement, we provided certain additional collateral protections to Independent Bank. The Company granted a first lien mortgage on a newly completed well in New Mexico. We also delivered certain written directives to Independent Bank. In the event of default on the IB Forbearance Agreement or any IB Non-Forbearance Default, Independent Bank is authorized to send the written directives to Cargill, the counterparty to certain hedging contracts with the Company. These written directives instruct Cargill to pay over to Independent Bank “all hedge settlement proceeds, all hedge liquidation proceeds, and all amount otherwise payable by such hedge providers to Brushy.” We also executed and delivered to Independent Bank certain letters in lieu of transfer orders, whereby we instructed first purchasers of oil and gas production to pay directly to Independent Bank all production revenues attributable to our interest in such oil and gas assets. Independent Bank agrees not to send such letters provided that the IB Indebtedness is paid in full on or before the end of the Forbearance Period. At the time of the extension of the Forbearance Period to March 31, 2016, we agreed to unwind the remaining existing hedge contract with Cargill and permit Cargill to pay to Independent Bank all hedge settlement proceeds, all hedge liquidation proceeds, and all amounts otherwise payable by Cargill to us.  Such payments satisfied outstanding interest and default interest owing to Independent Bank as well as certain other expenses.  In addition, such payments reduced the principal due Independent Bank by $406,720.

During the Forbearance Period, we are not permitted to drill new oil or gas wells or to make any distributions to equity holders. Furthermore, this also cross defaulted the SOSventures Credit Agreement, however the maturity of the second lien note to SOSventures was extended to August 1, 2016.

We are currently in discussions with the lenders under the IB Credit Agreement regarding a further extension of the Forbearance Period.  We are also in discussions with Lilis and other financings parties regarding possible refinance options for the amount outstanding under the IB Credit Agreement. If we do not refinance the IB Credit Agreement or obtain a further extension of the Forbearance Period, the lenders under the IB Credit Agreement will be able to accelerate the repayment of debt. Furthermore, if we are unable to restructure or refinance our current obligations under our existing debt, and address near-term liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. This relief may include: (i) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code and a subsequent liquidation of the remaining assets in the bankruptcy case; (ii) pursuing a plan of reorganization (where votes for the plan may be solicited from certain classes of creditors prior to a bankruptcy filing) that we would seek to confirm (or “cram down”) despite any classes of creditors who reject or are deemed to have rejected such plan; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.

Hedging Activities

Our current hedge position consists of put options and collars. These contracts and any future hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. In addition, these arrangements may limit the benefit to us of increases in the price of oil. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instrument, which we use entirely to hedge our production and do not enter into for speculative purposes.

At December 31, 2015, we had the following open crude oil derivative contracts:

			January 1, 2016
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price
January 2016 – March 2016	Put	Crude Oil	1,500			75.00
January 2016 – December 2016	Put	Crude Oil	3,000			50.00
January 2016 – December 2016	Collar	Crude Oil	3,000	54.00	79.30

Recent Activities

At the time of the extension of the Forbearance period to March 31, 2016, we agreed to unwind the remaining existing hedge contract with Cargill and permit Cargill to pay to Independent Bank all hedge settlement proceeds, all hedge liquidation proceeds, and all amounts otherwise payable by Cargill to us. Such payments satisfied outstanding interest and default interest owing to Independent Bank as well as certain other expenses. In addition, such payments reduced the principal due Independent Bank by $406,720.

Liquidity and Capital Resources

During fiscal 2015 compared to fiscal 2014, net cash flow provided by operating activities declined by $5,732,339 to $827,882. This decline was primarily attributable to lower revenue due to volatility of commodity prices.

Our current assets were $4,911,179 on December 31, 2015. Cash on hand comprised approximately $2,839,266. This compared to cash on hand of $3,574,427 at December 31, 2014. Accounts payable increased from $5,835,145 at December 31, 2014 to $6,301,796 at December 31, 2015.

The consolidated financial statements continue to reflect a curtailed drilling program which amounted to $8,233,461 during 2015. Our capital program is designed to increase production through exploration and workovers within our fields and through joint venture programs. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements and reduce risk dollars expended. This represents a decrease of $26,600,251 from our capital investment in 2014.

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

The exact amount of capital spending for 2016 will depend upon the ability to refinance the existing debt with Independent Bank and our ability to raise third party financing. We may also need to modify our capital budget based on well performance results and cash flow. In addition, we have offered participations in our drilling program to industry partners over this time frame, further reducing our capital requirements. If necessary, we may also access capital through proceeds from potential non-core property asset dispositions and the future issuance of debt and/or equity securities.

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

On December 29, 2015, we agreed to combine our business with Lilis pursuant to the merger agreement. Upon completion of the merger, each share of our common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive an amount of shares of Lilis’s common stock such that our former shareholders will represent approximately 50% of the then-outstanding shares of Lilis’s common stock after the closing of the merger (without taking into account outstanding restricted stock units or options or warrants to purchase shares of Lilis’s common stock). In connection with the merger, we are obligated to convey the Giddings Field assets to SOSventures in exchange for a release of our obligations under the SOSventures Credit Agreement. We expect the closing of the merger to occur in the first half of 2016. However, the merger is subject to the satisfaction or waiver of other conditions, and it is possible that factors outside our control could result in the merger being completed at an earlier time, a later time or not at all. If the merger has not been completed on or before May 31, 2016, either Lilis or Brushy may terminate the merger agreement unless the failure to complete the merger by that date is due to the failure of the party seeking to terminate the merger agreement to fulfill any material obligations under the merger agreement or a material breach of the merger agreement by such party.

               Collectively, these matters raise substantial doubt about our ability to continue as a going concern.  Our Board of Directors and management team continue to take steps to try to strengthen our balance sheet.  We intend to execute the merger (which is subject to usual and customary closing conditions beyond our control) and, in the event the merger is not consummated, we intend to refinance our existing debt, sell non-core properties and seek private financings to fund our cash needs. Any decision regarding the merger or financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  No assurances can be given that such transactions can be consummated on terms that are acceptable to us, or at all.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2015:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Principal debt payments	$32,207	$32,172	$35	$-	$-
Operating leases	630	258	372	-	-

Total	$32,837	$32,430	$407	$-	$-

Sources and Uses of Funds

Cash flow from operations is a significant source of liquidity. We generate our operating cash flow primarily from the sale of oil and natural gas. This operating cash flow is generally attributable to working interests owned and held directly by us in wells on producing oil and gas properties (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil) and carried working interests in such wells (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as overriding royalty interests and reversionary interests (which may generate additional monthly revenue and cash flow to the extent such wells produce natural gas and oil).

Cash and cash equivalents totaled $2,839,266 as of December 31, 2015, as compared to $3,574,427 as of December 31, 2014. Cash provided by (used in) operating activities was $827,882 for the year ended December 31, 2014, compared to $6,560,221 for the year ended December 31, 2014.

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

Net cash used by financing activities was $3,545,277 for the year ended December 31, 2015, compared to net cash provided by financing activities was $22,660,960 for the year ended December 31, 2014. These financing activities primarily reflect repaying on our bank facility as well as the term loan.

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

As of December 31, 2015, we had a working capital deficit of $37,871,299, which consisted of $4,911,179 of current assets offset by $42,782,478 of current liabilities. Current assets as of December 31, 2015 included cash of $2,839,266 and accounts receivable of $1,272,662. Current liabilities as of December 31, 2015 included accounts payable and accrued liabilities of $6,301,794 and revenue payable of $1,017,823. Included in the current liabilities is Independent Bank note of $12,400,000 and SOSventures note and interest payable as of $20,898,750 as of December 31, 2015. Given these conditions, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern due to our accumulated deficit, working capital deficit, significant net losses and need to raise additional funds to meet our obligations and sustain our operations.

Our current credit facility is with Independent Bank. The secured facility has a current borrowing base of $12.6 million, matures in 2016, and has a prime variable interest rate with a 4.0% floor. We have $12.6 million drawn on the facility at December 31, 2015. This credit facility is currently in default. For more information see Item 7 - Management Discussion and Analysis-Credit Facilities and Forbearance Agreement.

On June 3, 2014 we agreed to amend our credit agreement with SOSventures, LLC, originally entered into on July 25, 2013, providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate. The loan under this agreement is secured by a second lien on our assets. On March 26, 2012 we drew down the full amount of the credit facility to finance an acquisition. The maturity of our second lien note to SOSventures was extended to August 1, 2016 under the Forbearance Agreement. This credit facility is also in default due to the default under the IB Credit Agreement.

On April 15, 2015 we entered the Second Amendment to the First Amendment and Restated Credit Agreement and several other agreements which provided that SOSventures, will provide an additional $3 million on its credit facility to be used to pay the outstanding balance of the Independent Bank term loan, pay on the Independent Bank credit facility and for operations. Additionally, SOSventures deposit $5 million into a controlled account at Independent Bank to be used to drill two wells in the Crittendon Field referenced in the Independent Bank Amendment. Further, SOSventures, will receive interest on its credit facility and a 1% overriding royalty interest on the Company’s Crittendon Field properties effective upon the drilling of these two oil and gas wells until such time as the credit facility is repaid. Finally, SOSventures, shall receive warrants to purchase 2,542,397 of our common shares for $1.00 per share with a two-year term. If fully purchased 2,542,397 would equal 20% of our currently outstanding common stock.

Off Balance Sheet Arrangements.

None.

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

Oil and Gas Producing Activities

Our oil and gas producing activities were accounted for using the successful efforts method of accounting as further defined under FASB ASC 932, Extractive Activities - Oil and Natural Gas. Costs to acquire leasehold rights in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, delay rentals and geological and geophysical costs are expensed.

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

Impairments

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For the years ended December 31, 2015 and 2014, the Company’s impairment charges were approximately $55,753,481, and $4,428,378, respectively.

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

Goodwill

At December 31, 2015 and December 31, 2014 the Company had goodwill of $959,681.

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

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs at year-end. The benchmark oil and gas prices used are the preceding 12-month averages of the first-day-of-the month spot prices posted for the WTI oil and Henry Hub natural gas. Oil prices are based on a benchmark price of $47.03 per barrel and have been adjusted by lease for gravity, transportation fees, and regional price differentials. Gas prices per thousand cubic feet are based on a benchmark price of $2.22 per million British thermal units and have been adjusted by lease for Btu content, transportation fees, and regional price differentials. The adjustments are based on the differential between historic oil and gas sales and the corresponding benchmark price. While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil prices.

Unproved reserves

The SEC’s rules permit disclosure of probable and possible reserves and provide definitions of probable reserves and possible reserves. Disclosure of probable and possible reserves is optional. We have chosen not to disclose probable and possible reserves.

Executive Compensation

The Company entered into employment contracts with Michael Pawelek and Edward Shaw which provide for stock grants, stock options and change of control payments. The Company accounts for these grants, options and payments under FASB 718.

No Delayed Adoption of New or Revised Accounting Standards under the Jumpstart our Business Startups Act (JOBS ACT)

We made the irrevocable decision under the JOBS Act to implement new or revised accounting standards applicable to reporting issuers when required of reporting issuers that are not Emerging Growth Companies under the JOBS Act.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management which includes the use of derivative instruments

Commodity Price Risk. Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of our exposure to adverse market changes in the prices for oil, condensate, natural gas and NGLs, we have entered into, and may in the future enter into additional, commodity price risk management arrangements for a portion of our oil, condensate, natural gas and NGLs production. For the year ended December 31, 2015, a 5% change in the prices received for our oil, condensate, natural gas and NGLs production would have had an approximate $430,330 impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. For the year ended December 31, 2014, a 5% change in the prices received for our oil, condensate, natural gas and NGLs production would have had an approximate $1.0 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. On March 9, 2016, in response to the Forbearance Agreement negotiations, Independent Bank liquidated all hedge positions the Company had in place at the end of the year. For more information regarding our hedging activities, see Item 8. “Financial Statements and Supplementary Data, Note 8 Derivatives” included in this annual report on Form 10-K.

Counterparty and Customer Credit Risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial position, results of operations and cash flows. While we do not require our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation may include reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, its historical payment record, the financial ability of the customer’s parent company to make payment if the customer cannot and undertaking the due diligence necessary to determine credit terms and credit limits.

Impact of Inflation. Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the year ended December 31, 2015. But, the drop in oil and gas prices did affect our 2015 financial results and we anticipate a material impact from lower oil and gas prices in 2016. Although the impact of inflation has been generally insignificant in recent years, it is still a factor in the United States economy and while not a current condition, we tend to specifically experience inflationary pressure on the cost of oilfield services and equipment with increases in oil and natural gas prices and with increases in drilling activity in our areas of operations. The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel, including hydraulic fracturing equipment and personnel, could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Interest Rate Risk. Our earnings are exposed to interest rate risk associated with borrowings under our Independent Bank revolving credit facility, which bear interest at a rate elected by us that is based on the prime rate with a minimum floor of 4.00% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. As of March 31, 2016, the weighted average interest rate on outstanding borrowings under our revolving credit facility was 14.90%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby included in our Consolidated Financial Statements beginning on page F-1 of the Annual Report on Form 10-K.

PART III

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 5, 2013, we engaged Rothstein Kass to audit our financial statements for the year ending December 31, 2013. In 2014 KPMG LLP acquired certain assets of Rothstein Kass. We engaged KPMG LLP to audit its 2014 financial statements on July 31, 2014.

Prior to each appointment, we had not consulted with Rothstein Kass nor KPMG LLP on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on our financial statements, and neither Rothstein Kass nor KPMG provided either a written report or oral advice to us that either Rothstein Kass or KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Further, we have not consulted Rothstein Kass or KPMG LLP regarding disagreements with a former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or a reportable event under SEC Regulation S-K Item 304(a)(1)(v).

On May 8, 2015, we dismissed KPMG and engaged Akin Doherty Klein & Feuge, P.C., or ADKF, as their independent registered public accounting firm. Prior to such engagement, we had not consulted with ADKF on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on our financial statements, and ADKF did not provide either a written report or oral advice to us that ADKF concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Further, we have not consulted ADKF regarding disagreements with a former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or a reportable event under SEC Regulation S-K Item 304(a)(1)(v).

On January 25, 2016, we formerly notified ADKF of their dismissal and engaged Marcum LLP, or Marcum, as our independent registered public accounting firm to audit our financial statements for the year ending December 31, 2015, which engagement Marcum accepted on January 29, 2016. During ADKF’s brief engagement by us, ADKF did not issue any audit reports relating to us.

We have not consulted Marcum LLP regarding the application of accounting principles to a specified transaction, either completed or proposed. Further, no written report was provided to the registrant or oral advice was provided that Marcum LLP concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, we have not consulted Marcum LLP regarding disagreements with a former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or a reportable event under SEC Regulation S-K Item 304(a)(1)(v).

Item 9A.	Controls and Procedures

Management’s Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2015, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting conducted based on the Internal Control—Integrated Framework issued by COSO (2013) and SEC guidance on conducting such assessments. In connection with management’s assessment of our internal control over financial reporting, we concluded that, as of December 31, 2015, our internal controls and procedures were not effective to detect the inappropriate application of GAAP as more fully described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) while we have implemented written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements, due to limited resources, we have not conducted a formal assessment of whether the policies that have been implemented address the specific risks of misstatement; accordingly, we could not conclude whether the control activities are designed effectively nor whether they operate effectively, and (2) we do not have a fully effective mechanism for monitoring the system of internal controls.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management believes that the material weaknesses set forth above did not have a material adverse effect on our financial results for the year ended December 31, 2015.

We are committed to improving our financial organization. Our control weaknesses are largely a function of not having sufficient staff. In the event the merger is consummated, we will have additional resources available to us to increase the effectiveness of our internal controls, including a Chief Financial Officer, and extended management team.  Additionally, as financial resources become available, we have been engaging third-party consultants to assist with control activities.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Material Impairments

We are reporting an impairment of $55,753,481, which is material. The impairment was recently determined in conjunction with the preparation of the financial statements included with this Form 10-K. The Company reported a material weakness in its internal controls in connection with its accounting for this material impairment further described in Item 9A herein.

Changes in Control of Registrant

SOSventures, is part of a group that currently owns approximately 38% of our Company stock. As described above, SOSventures, now has warrants that could allow it to purchase a controlling interest in the Company.

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

Name	Age	Position
Michael Pawelek (1)	57	Chief Executive Officer and Director
Edward Shaw	53	Chief Operating Officer
Kim Vo	43	Chief Accounting Officer
Bill Liao (1)	48	Director and Chairman of Board of Directors
Charles S. Henry, III (1)	47	Director
Peter Benz(1)	55	Director
Craig Dermody (1)	57	Director

(1)	Pawelek, Liao, Henry, Benz and William Mahoney were elected to the Board pursuant Starboard Resources, LLC Restated and Amended Operating Agreement dated January 20, 2012, which provided for the designation of new members of the board of directors. Craig Dermody was elected to the Board of Directors in May 2012 pursuant to the Operating Agreement. Under that Agreement one designated director was the Chief Executive Officer (Michael Pawelek), one director was designated by SOSventures, LLC (Bill Liao), one director was designated by Summerline Asset Management, LLC on behalf of Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC (Peter Benz), and one director was designated by Asym Energy Investments LLC (Craig Dermody). Additionally, two other directors, designated “independent directors” were designated under the Operating Agreement, Charles Henry, III and William Mahoney. William Mahoney resigned from the Board of Directors in April 2013 for personal reasons and has not been replaced. He subsequently passed away. The same director structure and designations were carried over to Starboard Resources, Inc. upon its conversion from a limited liability company.

Michael Pawelek became a Director of our Company on January 20, 2012 and has been our and Chief Executive Officer since our acquisition of the assets of ImPetro Resources LLC on June 10, 2011. Mr. Pawelek has over 27 years of exploration and production and oilfield services industries experience. Prior to Brushy, he was the CEO and President of ImPetro Resources LLC from 2010 to 2011 and CEO and President of South Texas Oil Company in 2009. South Texas Oil Company was a reporting company that filed bankruptcy in 2009 in San Antonio, Texas in Cause No. 09-54233 and was liquidated in bankruptcy. From 2004 to 2008 Mr. Pawelek was President of BOSS Exploration & Production Corporation, a privately held Gulf Coast exploration and production company. Mr. Pawelek began his career as a geophysicist with Clayton Williams Company; was a district geophysicist with TXO Production Corporation; founded CPX Petroleum which drilled over 60 wells under his management; founded and was the CEO of Universal Seismic Associates, Inc.; served as VP of Operations of Amenix USA, Inc., a private exploration and production company focused on oil and natural gas exploration in Louisiana and served as President of Sonterra Resources, Inc., a company that has oil and natural gas assets in Texas state waters in Matagorda Bay. He received a BS degree in Petroleum Engineering from Texas A&M. As a result of these professional experiences, Mr. Pawelek possesses particular knowledge and experience in the operations of oil and gas companies that strengthen the board’s collective qualifications, skills, and experience.

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

Kim Vo has been our Controller and Chief Accounting Officer since our acquisition of the assets of ImPetro Resources LLC on June 10, 2011. Ms. Vo previously worked as the Controller of ImPetro Resources from February 2010 to June 2011 and the Controller of South Texas Oil Company from June 2008 to January 2010. Previously Ms. Vo was the controller for Blackbrush Oil & Gas and Aminex USA. Ms. Vo earned a Masters in Professional Accounting and BBA from the University of Texas at Austin.

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

Michael Pawelek-Chief Executive Officer

Amended and Restated Employment Agreement

We entered into an employment agreement with Mr. Pawelek on April 1, 2012, which was amended in August 2014 and December 2015.

Mr. Pawelek’s employment agreement provides that, if Mr. Pawelek’s employment is involuntarily terminated, we would provide to Mr. Pawelek the following severance benefits: (i) a lump sum payment equal to three years of his current base salary; and (ii) 18 months of continued group medical and dental insurance at our expense for Mr. Pawelek and his immediate family. In connection with the merger, Mr. Pawelek’s termination would qualify as an involuntary termination, and he would be entitled to the foregoing payments, if he does not receive a timely notice at least five days prior to the merger confirming his continued employment.

Mr. Pawelek’s employment agreement also provides that he would receive additional severance payments if his involuntary termination occurs in connection with a change in control (the merger constitutes a “change in control” for purposes of Mr. Pawelek’s employment agreement). In such circumstance, if the change in control occurs prior to August 14, 2016, Mr. Pawelek would be entitled to (i) a guaranteed bonus of $500,000, to be paid promptly following a 20-day period after the effective date of the merger, if Mr. Pawelek has not been guaranteed continued employment at least five days prior to the merger, and (ii) 150,000 options to purchase our Stock with an exercise price of $4.75 per share to vest immediately prior to the merger, along with the continued vesting of any unvested options according to their current vesting schedule through July 15, 2024. If the change in control occurs on or after August 14, 2016, all of Mr. Pawelek’s unvested shares would vest pursuant to the acceleration clause.

Mr. Pawelek’s employment agreement also would entitle him to a gross-up payment for any severance or other payments that may subject him to an excise tax under Code Section 280G. Finally, Mr. Pawelek’s current employment agreement includes provisions with regard to non-disparagement (during the term of the employment agreement and for three years following the termination of Mr. Pawelek’s employment) and non-disclosure of confidential information.

Option Agreement

We entered into an option agreement with Mr. Pawelek on August 30, 2014 granting him an option to purchase a maximum of 450,000 shares of our common stock at an exercise price of $4.75 per share, under the Starboard Resources Inc. 2014 Equity Incentive Plan (the 2014 Plan). In addition, under his option agreement, if the merger occurs before July 15, 2016, Mr. Pawelek would be entitled to an additional 150,000 stock options to be fully vested and exercisable in connection with the merger. Due to the value of our stock, Mr. Pawelek’s option agreement, and all of his options and other rights thereunder and under the 2014 Plan, will be terminated in connection with the merger without payment to Mr. Pawelek.

Proposed Employment Agreement with Lilis

Lilis intends to enter into a new employment agreement with Mr. Pawelek in connection with the merger, which will supersede Mr. Pawelek’s current employment agreement in its entirety.

Edward Shaw-Chief Operating Officer

Amended and Restated Employment Agreement

We entered into an employment agreement with Mr. Shaw on April 1, 2012, which was amended in August 2014 and December 2015.

Mr. Shaw’s current employment agreement provides that, if Mr. Shaw’s employment is terminated due to an involuntary termination, we would provide to Mr. Shaw the following severance benefits: (i) a lump sum payment equal to three years of his current base salary; and (ii) 18 months of continued group medical and dental insurance at our expense for Mr. Shaw and his immediate family. In connection with the merger, Mr. Shaw’s termination would qualify as an involuntary termination, and he would be entitled to the foregoing payments, if he does not receive a timely notice at least five days prior to the merger confirming his continued employment.

Mr. Shaw’s current employment agreement also provides that he would receive additional severance payments if his involuntary termination occurs in connection with a change in control (the merger constitutes a “change in control” for purposes of Mr. Shaw’s current employment agreement). In such circumstance, if the change in control occurs prior to August 14, 2016, Mr. Shaw would be entitled to (i) a guaranteed bonus of $500,000, to be paid promptly following a 20-day period after the effective date of the merger, if Mr. Shaw has not been guaranteed continued employment at least five days prior to the merger, and (ii) 150,000 options to purchase our Stock with an exercise price of $4.75 per share to vest immediately prior to the merger, along with the continued vesting of any unvested options according to their current vesting schedule through July 15, 2024. If the change in control occurs on or after August 14, 2016, all of Mr. Shaw’s unvested shares would vest pursuant to the acceleration clause.

Mr. Shaw’s current employment agreement also would entitle him to a gross-up payment for any severance or other payments that may subject him to an excise tax under Code Section 280G. Finally, Mr. Shaw’s current employment agreement includes provisions with regard to non-disparagement (during the term of the employment agreement and for three years following the termination of Mr. Shaw’s employment) and non-disclosure of confidential information.

Option Agreement

We entered into an option agreement with Mr. Shaw on August 30, 2014 granting him an option to purchase a maximum of 450,000 shares of our common stock at an exercise price of $4.75 per share, under the 2014 Plan. In addition, under his option agreement, if the merger occurs before July 15, 2016, Mr. Shaw would be entitled to an additional 150,000 stock options to be fully vested and exercisable in connection with the merger. Due to the value of our stock, Mr. Shaw’s option agreement, and all of his options and other rights thereunder and under the 2014 Plan, will be terminated in connection with the merger without payment to Mr. Shaw.

Proposed Employment Agreement with Lilis

Lilis intends to enter into a new employment agreement with Mr. Shaw in connection with the merger, which will supersede Mr. Shaw’s current employment agreement in its entirety.

Summary Compensation Table—Executive Compensation

The Summary Compensation Table below displays the total compensation awarded to, earned by or paid to the Named Executive Officers for the fiscal years ending December 31, 2015 and 2014. All amounts shown below are in dollars.

Name and Principal Position	Year	Salary	Bonus	Stock Award(s)	Option Award(s)		All Other Compensation	Total
Michael Pawelek	2015	$295,000	$-	$-	$-		$12,000	$307,000
Chief Executive Officer	2014	$268,750	$-	$-	$1,237,500	(1)	$4,000	$1,510,250
Edward Shaw	2015	$255,000	$-	$-	$-		$12,000	$267,000
Chief Operating Officer	2014	$220,555	$-	$-	$1,237,500	(1)	$4,000	$1,462,055
N. Kim Vo	2015	$120,175	$-	$-	$-		$-	$120,175
Comptroller	2014	$120,175	$-	$-	$-		$-	$120,175

(1)	Under our amended and restated employment agreements with Michael Pawelek and Edward Shaw dated August 15, 2014, Michael Pawelek and Edward Shaw each received 450,000 stock options priced at $4.75 issued under our stockholder-ratified 2014 Equity Incentive Plan that vest over three years. See Note 10 - "Stock Based Compensation and Conditional Performance Awards" for the basis for the calculation of the value of the option grants.

The material terms of Mr. Pawelek’s and Mr. Shaw’s current employment agreements are described below under “Potential Payments Upon Termination or Change of Control.”

Outstanding Equity Awards at Fiscal Year-End

The Outstanding Equity Awards at Fiscal Year-End Table reflects each Named Executive Officer’s unexercised option award holdings and unvested restricted stock awards at December 31, 2015 on an individual award basis.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Michael Pawelek	212,500	237,500	(1)	$4.75	August 15, 2024
Edward Shaw	212,500	237,500	(1)	$4.75	August 15, 2024

(1)	Under Brushy’s amended and restated employment agreements with Michael Pawelek and Edward Shaw dated August 15, 2014, Michael Pawelek and Edward Shaw each received 450,000 stock options priced at $4.75 issued under our stockholder-ratified 2014 Equity Compensation Plan. The options vest as follows: 1) 150,000 options each vest in August 2015; and 2) the remaining options vest at 12,500 each per month over the following two years. All options will be vested by August 2017.

Director Compensation

Non-employee members of the our board of directors have not been paid in the past for participation on our board of directors or on any committees. Further, our board of directors has not adopted any policy on paying members of the board of directors. Finally, none of the members of our board of directors has a written agreement with Brushy. Mr. Michael Pawelek serves as a director but is not entitled to any additional compensation for such service.

The Director Compensation Table below displays the total compensation awarded to, earned by or paid to directors for the fiscal year ending December 31, 2015. All amounts shown below are in dollars.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Bill Liao	-	-	-	-	-	-	-
Peter Benz	-	-	-	-	-	-	-
Charles Henry, III	-	-	-	-	-	-	-
Craig Dermody	-	-	-	-	-	-	-

Potential Payments Upon Termination or Change of Control

This section discusses the incremental compensation that we would pay to each Named Executive Officer in the event of the Named Executive Officer’s termination of employment with Brushy as of December 31, 2015 under various scenarios (“termination events”) including 1) voluntary resignation; 2) involuntary termination; 3) termination without cause or for Good Reason in connection with a change in control; 4) termination in the event of disability; and 5) termination in the event of death.

Pursuant to applicable SEC rules, the analysis contained in this section does not consider or include payments made to a Named Executive Officer with respect to contracts, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation, in favor of our Named Executive Officers and that are available generally to all salaried employees, such as our 401(k) Plan. The actual amounts that would be paid upon a Named Executive Officer’s termination of employment can only be determined at the time of such Named Executive Officer’s termination. Due to the number of factors that affect the nature and amount of any compensation or benefits provided upon the termination events, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Michael Pawelek, Edward Shaw and Kim Vo

We entered into employment agreements with Michael Pawelek, Edward Shaw and Kim Vo effective as of April 1, 2012. We entered into Amended and Restated Employment Agreements with Michael Pawelek and Edward Shaw effective August 14, 2014, which were amended again in December 2015. The April 1, 2012 agreement with Ms. Vo had a three-year term. Ms. Vo’s employment agreement expired on April 1, 2015. Ms. Vo became an at-will employee thereafter. The August 14, 2014 agreements, with Mr. Pawelek and Mr. Shaw have three-year terms with renewals for one-year terms.

Mr. Pawelek’s and Mr. Shaw’s 450,000 stock options, each with a $4.75 exercise price, will vest on an accelerated schedule under certain conditions. First, if there is: 1) a business combination on or after August 14, 2016; 2) a termination without “Cause;” 3) the death or disability of Mr. Pawelek or Mr. Shaw, or 4) Mr. Pawelek’s or Mr. Shaw’s “Good Reason Resignation,” then the stock option grant will vest in full. “Cause” generally means: 1) dishonesty in the performance of duties and obligations to Brushy, 2) final conviction of a felony or misdemeanor involving moral turpitude which materially and adversely affects our reputation and financial condition; or 3) a deliberate and material breach by Mr. Pawelek or Mr. Shaw of material covenants in the employment agreement that result in material adverse effect on our financial condition with a 30-day cure period for Mr. Pawelek and Mr. Shaw. “Disability” means that despite any reasonable accommodation required by law, Mr. Pawelek or Mr. Shaw are unable to perform the essential functions of the position as a result of physical or mental incapacity and that inability has persisted for a period of 120 consecutive days or more in any twelve month period or for more than 180 days. “Good Reason Resignation” means: 1) a material breach of the employment agreement by Brushy; 2) our board of directors determining to move the principal office from San Antonio, Texas; 3) Mr. Pawelek is removed from the position of Chief Executive Officer and/or President or Mr. Shaw is removed from the position of Chief Operating Officer; 4) Mr. Pawelek is required to report to any person other than the our board of directors; 5) a material diminution of Mr. Pawelek’s or Mr. Shaw’s duties, responsibilities and authority as provided in the employment agreement; 6) Mr. Pawelek and Mr. Shaw being required to travel from our principal office in San Antonio, Texas more than 10 days in a three-month period (with a carve out for travel related to road shows and securities offerings); 7) Mr. Pawelek or Mr. Shaw receives a non-extension notice or is not notified of continued employment in a pending business combination; and 8) we fail to deliver new equity compensation awards by the grant dates.

Upon termination by Mr. Pawelek’s or Mr. Shaw’s death, Mr. Pawelek’s estate or Mr. Shaw’s estate receives six months additional base salary plus adjustments with the survival of all vested equity entitlements, indemnity rights and tax benefits. Upon termination by Mr. Pawelek’s or Mr. Shaw’s disability, the officer receives the survival of all vested equity entitlements, indemnity rights and tax benefits plus 18 months of group medical and dental insurance for the officer and his family. Upon termination for Cause, Mr. Pawelek and Mr. Shaw are to receive the survival of all vested equity entitlements, indemnity rights and tax benefits. If Mr. Pawelek or Mr. Shaw is terminated without “Cause” or is subject to a “Good Reason Resignation,” the officer will receive: 1) three years of additional base salary payable as a lump sum; 2) the survival of all vested equity entitlements, indemnity rights and tax benefits; ; 3) 18 months of group medical and dental insurance coverage; and 4) a $500,000 “trigger bonus” (but only if such termination occurs after a business combination).

Golden Parachute Compensation(1)(2)

Name	Cash ($)(3)		Equity ($)		Perquisites/ Benefits ($)		Tax Reimbursement ($)		Total ($)
Michael Pawelek	1,385,000	(4)	0	(5)	32,018	(6)	621,376	(7)	2,038,394
Chief Executive Officer and President

Edward Shaw	1,175,000	(8)	0	(9)	32,018	(10)	532,693	(11)	1,739,711
Chief Operating Officer

(1)	All amounts reflected in the table are attributable to double-trigger arrangements (i.e., the amounts are triggered by the merger and payment is conditioned upon another event, such as the officer’s involuntary termination or the occurrence of the merger prior to a certain date), except for the lump sum payment of three years of the officer’s base salary conditioned upon involuntary termination only (reflected in footnotes 4 and 8), and the continuation of medical and dental coverage conditioned upon involuntary termination (reflected in footnotes 6 and 10).

(2)	The merger constitutes a “change in control” for purposes of the plans and agreements giving rise to amounts payable reflected in the table.

(3)	As noted in the paragraph preceding the table, the amounts in the table are estimates based on the assumption that the merger will be completed on May 31, 2016.

(4)	Amount reflects the following due to Mr. Pawelek under his employment agreement if his employment is terminated by the employer other than for cause or by him for good reason: (i) $885,000 - a lump sum severance payment equal to three times his annual base salary; and (ii) $500,000 - a guaranteed bonus, to be paid promptly following a 20-day period after the effective date of the merger, if Mr. Pawelek has not been guaranteed continued employment at least five days prior to the merger.

(5)	Pursuant to his employment and option agreements, Mr. Pawelek would be entitled to accelerated vesting of 387,500 Brushy stock options immediately prior to the merger (including 150,000 stock options granted to Mr. Pawelek upon the merger). However, due to the value of our stock, all of Mr. Pawelek’s stock options and other rights thereunder will be terminated in connection with the merger without payment to Mr. Pawelek.

(6)	Amount reflects employer-paid continued group medical and dental insurance for Mr. Pawelek and his immediate family for 18 months following the date of his termination.

(7)	Amount reflects a tax gross-up payment to which Mr. Pawelek would be entitled under his employment agreement in the event that he is subject to excise taxes under Code Section 280G in connection with payments that are contingent upon a change in control.

(8)	Amount reflects the following due to Mr. Shaw under his employment agreement if his employment is terminated by the employer other than for cause or by him for good reason: (i) $675,000 - a lump sum severance payment equal to three times his annual base salary; and (ii) $500,000 - a guaranteed bonus, to be paid promptly following a 20-day period after the effective date of the merger, if Mr. Shaw has not been guaranteed continued employment at least five days prior to the merger.

(9)	Pursuant to his employment and option agreements, Mr. Shaw would be entitled to accelerated vesting of 387,500 Brushy stock options immediately prior to the merger (including 150,000 stock options granted to Mr. Shaw upon the merger). However, due to the value of our stock, all of Mr. Shaw’s stock options and other rights thereunder will be terminated in connection with the merger without payment to Mr. Shaw.

(10)	Amount reflects employer-paid continued group medical and dental insurance for Mr. Shaw and his immediate family for 18 months following the date of his termination.

(11)	Amount reflects a tax gross-up payment to which Mr. Shaw would be entitled under his employment agreement in the event that he is subject to excise taxes under Code Section 280G in connection with payments that are contingent upon a change in control.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Common Stock	Michael Pawelek, Chief Executive Officer and Director	116,550	0.8957%
Common Stock	Edward Shaw, Chief Operating Officer	116,550	0.8957%
Common Stock	N. Kim Vo, Controller	116,550	0.8957%
Common Stock	Bill Liao, Director,	-	-
Common Stock	Peter Benz, Director and Chairman of Board of Directors (2)	2,274,778	17.4822%
Common Stock	Craig Dermody, Director(2)	254,935	1.9592%
Common Stock	Charles Henry, III, Director	255,725	1.2250%
Common Stock	All executive officers, directors and director nominees as a group (8 persons)	3,135,088	24.0938%

(1)	Beneficial ownership number and percentage is based upon shares of common stock as of February 1, 2016. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As a result, the denominator used in calculating the beneficial ownership among our stockholders may differ.

(2)	2,174,778 shares of common stock are owned by Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, all of which are managed by Viking Asset Management, LLC or its affiliates. Mr. Benz is the Chairman of Viking Asset Management, LLC and is one of three persons with voting control over these shares of common stock. Mr. Benz also owns 100,000 shares of common stock personally.

(3)	Mr. Dermody owns 100,000 shares of common stock personally. Rubicon Resources, LLC, a limited liability company co-owned by Mr. Dermody owns 155,725 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Subordinated Credit Facility with SOSventures

The Chairman of our Board of Directors, Bill Liao, works for SOSventures. Further, a group composed of SOSventures, Sean O’Sullivan Revocable Living Trust and Bradford R. Higgins constitute a group owning 4,863,720 or 39.34% of our common stock shares.

On June 3, 2014 we agreed to amend our credit agreement with SOSventures, originally entered into on July 25, 2013, providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate. The loan under this agreement is secured by a second lien on our assets.

The SOSventures credit agreement requires us to maintain certain financial ratios. First, we must maintain an interest coverage ratio of 3:1 at the end of each quarter so that our consolidated net income less our fees under the credit facility, lender expenses, non-cash charges relating to the hedge agreements, interest, income taxes, depreciation, depletion, amortization, exploration expenditures and costs and other non-cash charges (netted for noncash income) (“EBITDAX”) is greater than 3 times our interest expense under the credit facility. Second, we must maintain a debt to EBITDAX ratio of less than 3.5:1 at the end of each quarter. Third, we must maintain a current ratio of at greater than 1:1 at the end of each quarter, meaning that our consolidated current assets (including the unused amount of the credit facility by excluding non-cash assets under ASC 410 and 815) must be greater than our consolidated current liabilities (excluding non-cash obligations under ASC 410 and 815 and current maturities under the credit facility.)

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

This credit facility is currently in default due to the default under the IB Credit Agreement.

As of March 16, 2016, with accrued and unpaid interest we have $21.6 million drawn against the SOSventures credit facility. In light of the December 19, 2014 notice from Independent Bank relating to the payment of interest to SOSventures, pursuant to the Intercreditors Agreement, we are accruing interest payments to SOSventures since the date of that notice.

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

Under these standards, the Company currently views Bill Liao, Charles S. Henry, III and Craig Dermody to be independent directors. We consider payments payable pursuant to the SOSventures subordinated credit facility to be payments arising solely from investments in the Company’s securities.

Peter Benz is affiliated with Viking Asset Management, LLC which manages Longview Marquis Mater Fund, L.P., LMIF Investments LLC and SMF Investments LLC. These shareholders currently have approval rights over our material transactions pursuant to the July 20, 2012 Put Option Waiver Agreement. Those rights terminate upon the Company obtaining an exchange listing. Consequently, if we obtain an exchange listing we anticipate viewing Peter Benz as an independent director.

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

Audit Fees.

The aggregate fees billed for earch of the last two fiscal years for professional services rendered by KPMG LLP, one of our former principal accountants, for the audit of our annual financial statements and review of our financial statements included in or Form 10-Q amount to $185,250 for 2014. We had no engagement with KPMG LLP for 2015.

The aggregate fees billed for earch of the last two fiscal years for professional services rendered by Akin Doherty Klein & Fuege, PC, one of our former principal accountants, for the review of our financial statements included in or Form 10-Q amount to $94,500 for 2015. We had no engagement with Akin Doherty Klein & Fuege, PC for 2014.

The aggregate fees billed for professional services by Marcum LLP, our current principal accountants for 2015, for the audit of our annual financial statements amount to $150,000 for 2015. We had no engagement with Marcum LLP for 2014.

Audit-Related Fees

The Company paid no other aggregate fees billed in each of the last two fiscal years for assurance and related services by KPMG LLP, Akin Doherty Klein & /Fuege, PC or Macrum LLP, our former and current principal accountants, that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Rothstein Kass, our former principal accountant, for tax compliance, tax advice, and tax planning amount to $14,000 for 2014.

All Other Fees.

There were no other fees billed in each of the last two fiscal years for products and services by Rothstein Kass, our principal accountant, other than the services reported above.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee Charter requires that the Audit Committee preapprove all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules.

Percentage of Services Approved by Audit Committee

Our Audit Committee approved the following percentages of Audit Fees, Audit-Related Fees and Tax Fees for Marcum LLP, Akin Doherty Keline & Fuege PC, and KPMG LLP, our current and former principal accountants, for the designated years.

	Audit Fees	Audit-Related Fees	Tax Fees
2015 – Marcum LLP	100%	0	0%
2015 – Akin Doherty Klein & Fuege PC	100%	-	0%
2014 – KPMG, LLP	100%	0	0%

PART IV

Item 15.	Exhibits, Financial Statement Schedules

EXHIBIT LIST

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Brushy Resources, Inc., a Delaware corporation.

Exhibit No.	Reference Description
2.1
Agreement and Plan of Merger, between Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc., dated December 29, 2015 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on December 31, 2015).

3.1.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013).

3.1.2	Certificate of Conversion (incorporated by reference to Exhibit 3.1.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013).

3.1.3	Certificate of Amendment (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 13, 2014).

3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on October 31, 2014).

3.2.2
Starboard Resources, LLC Amended and Restated Operating Agreement dated January 20, 2012 (incorporated by reference to Exhibit 3.2.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013).

4.1
Securities Purchase and Exchange Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated June 10, 2011(incorporated by reference to Exhibit 4.1 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013).

Exhibit No.	Reference Description
4.2
Agreement between Asym Capital III LLC, Giddings Genpar LLC, Hunton Oil Genpar LLC and SOSventures, LLC regarding Starboard Resources, LLC dated January 20, 2012 (incorporated by reference to Exhibit 4.2 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013).

4.3
Agreement between Starboard Resources, LLC, Longview Marquis Master Marquis Fund, L.P., Summerview Marquis Fund, L.P., Longview Marquis Fund, L.P., LMIF Investments, LLC, SMF Investments, LLC, and Summerline Capital Partners, LLC dated July 20, 2012 (Relating to Waiver of Put Option) (incorporated by reference to Exhibit 4.3 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013).

4.4	2014 Equity Compensation Plan (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed October 31, 2014).

10.1.01
Amended and Restated Employment Agreement, dated as of August 14, 2014, between Starboard Resources, Inc. and Michael Pawelek (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on September 4, 2014).

10.1.02
Voting Agreement, between Lilis Energy, Inc., Lilis Merger Sub, Inc., Brushy Resources, Inc. and SOSVentures, LLC, dated December 29, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on December 31, 2015).

10.1.03
First Amendment to Forbearance Agreement,  between Brushy Resources, Inc., ImPetro Resources, LLC, ImPetro Operating, LLC and Independent Bank, dated February 18, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 24, 2016).

10.1.04
Second Amendment to Forbearance Agreement,  between Brushy Resources, Inc., ImPetro Resources, LLC, ImPetro Operating, LLC and Independent Bank, dated March 9, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 11, 2016).

10.2.01
Amended and Restated Employment Agreement, dated as of August 14, 2014, between Starboard Resources, Inc. and Edward Shaw (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on September 4, 2014).

10.2.02
Voting Agreement, between Lilis Energy, Inc., Lilis Merger Sub, Inc., Brushy Resources, Inc., Longview Marquis Fund, L.P., LMIF Investments, LLC and SMF Investments LLC, dated December 29, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on December 31, 2015).

Exhibit No.	Reference Description
10.4	Participation Agreement with Husky Ventures, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 10 filed with the SEC on June 7, 2013 which became effective August 6, 2013).

10.5.01
Credit Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as borrower and Independent Bank as lender (incorporated by reference to Exhibit 10.5.01 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.02
Security Agreement dated as of June 27, 2013 between Starboard Resources, Inc. as debtor and Independent Bank as secured party (incorporated by reference to Exhibit 10.5.02 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.03
Mortgage, Deed of Trust, Security Agreement, Fixture Filing and Financing Statement for Texas oil and gas properties from Starboard Resources, Inc., Mortgagor, to John E. Davis, Trustee, and Independent Bank, mortgagee (incorporated by reference to Exhibit 10.5.03 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.04
Note from Starboard Resources, Inc. to Independent Bank dated July 27, 2012 (incorporated by reference to Exhibit 10.5.04 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.05
Certificate of Ownership Interests - Starboard Resources, Inc. dated June 27, 2013 (incorporated by reference to Exhibit 10.5.05 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.06
Omnibus Certificate - Starboard Resources, Inc. dated June 27, 2013 (incorporated by reference to Exhibit 10.5.06 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.07
Guaranty dated June 27, 2013 from ImPetro Operating, LLC (incorporated by reference to Exhibit 10.5.07 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.08
Security Agreement dated June 27, 2013 between ImPetro Operating, LLC and Independent Bank (incorporated by reference to Exhibit 10.5.08 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.09
Omnibus Certificate - ImPetro Operating, LLC dated June 27, 2013 (incorporated by reference to Exhibit 10.5.09 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.10
Waiver of Operator’s Lien - ImPetro Operating, LLC dated June 27, 2013 (incorporated by reference to Exhibit 10.5.10 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.11
Guaranty dated June 27, 2013 from ImPetro Resources, LLC (incorporated by reference to Exhibit 10.5.11 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.12
Security Agreement dated June 27, 2013 between ImPetro Resources, LLC and Independent Bank (incorporated by reference to Exhibit 10.5.12 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.13
Omnibus Certificate - ImPetro Resources, LLC dated June 27, 2013 (incorporated by reference to Exhibit 10.5.13 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.14
Note dated June 27, 2013 - Starboard Resources, Inc. (incorporated by reference to Exhibit 10.5.14 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.5.15	Fourth Amendment to Credit Agreement with Independent Bank dated April 15, 2015 (incorporated by reference to Exhibit 10.5.15 of the Company’s Form 10-K filed with the SEC on April 16, 2015)

10.5.17
Forbearance Agreement, between Brushy Resources, Inc., ImPetro Resources, LLC, ImPetro Operating, LLC and Independent Bank, dated November 24, 2015 (incorporated by reference to Exhibit 10.5.17 of the Company’s Form 8-K filed with the SEC on November 27, 2015).

10.5.18
Third Amendment to the First Amended and Restated Credit Agreement, between SOSVentures, LLC and Brushy Resources, Inc., dated November 24, 2015 (incorporated by reference to Exhibit 10.5.18 of the Company’s Form 8-K filed with the SEC on November 27, 2015).

10.6.1
Credit Agreement dated July 25, 2013 between Starboard Resources, Inc. and SOSventures, LLC (incorporated by reference to Exhibit 10.6.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.6.2
Intercreditor Agreement dated July 25, 2013 between Independent Bank, and SOSventures LLC (incorporated by reference to Exhibit 10.6.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

Exhibit No.	Reference Description
10.6.3
Second Amendment to Credit Agreement between SOSventures, LLC and Starboard Resources dated April 15, 2015 (incorporated by reference to Exhibit 10.6.3 of the Company’s Form 10-K filed with the SEC on April 16, 2015)

10.6.4
Amendment to Intercreditor Agreement between Independent Bank, SOSventures, LLC and Starboard Resources, Inc. dated April 15, 2015 (incorporated by reference to Exhibit 10.6.4 of the Company’s Form 10-K filed with the SEC on April 16, 2015)

10.7.1	Sunoco - Texon LP Crude Purchase Agreement (incorporated by reference to Exhibit 10.7.1 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.7.2	Sunoco - Texon LP Crude Purchase Agreement Amendment (incorporated by reference to Exhibit 10.7.2 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

10.8	DCP Midstream, LP Gas Purchase Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form 10/A filed with the SEC on July 26, 2013 which became effective August 6, 2013).

14	Code of Ethics (incorporated by reference to Annex 3 of the Company’s Schedule 14A filed with the SEC on September 26, 2014).

16.1	Letter from KPMG LLP, dated May 12, 2015 (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed with the SEC on May 12, 2015).

16.2	Letter from Akin, Doherty, Kelin & Feuge, P.C., dated February 2, 2016 (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed with the SEC on February 3, 2016).

21	List of subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Form 10-K filed with the SEC on April 16, 2015)

23.2	Consent of Forrest A. Garb & Associates, Inc., independent petroleum engineers (filed herewith).

31.1	Management Certification - Principal Executive Officer (filed herewith).

31.2	Management Certification - Principal Accounting Officer (filed herewith).

32.1	Section 1350 Certification (filed herewith).

99.1	Fifth Amendment to Credit Agreement with Independent Bank, dated July 31, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on August 5, 2015).

99.2	Reserve Report as of January 1, 2016 from Forrest Garb & Associates, Inc (filed herewith )

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUSHY RESOURCES, INC.

DATE: April 20, 2016	BY:	/s/ Michael J. Pawelek
Michael J. Pawelek,
Chief Executive Officer

Signature	Title	Date

/s/ Michael J. Pawelek	CEO and Director	April 20, 2016
Michael J. Pawelek

/s/ Peter Benz	Director	April 20, 2016
Peter Benz

/s/ Craig Dermody	Director	April 20, 2016
Craig Dermody

/s/ Charles S. Henry, III	Director	April 20, 2016
Charles S. Henry, III

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2015 AND 2014

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

Reports of Independent Registered Public Accounting Firms	F-1

Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders' (Deficit) Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-20

Supplemental Information

Supplemental Oil and Natural Gas Disclosures	F-21 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Brushy Resources, Inc.

We have audited the accompanying consolidated balance sheet of Brushy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brushy Resources, Inc. and Subsidiaries, as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A more fully described in Note 2, the Company has a significant accumulated and working capital deficit, incurred significant net losses, in default of its loan agreements and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp
New York, NY
April 20, 2016

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

KPMG LLP	/s/ KPMG LLP

Dallas, Texas

April 15, 2015

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2015	2014

ASSETS

Current assets
Cash	$2,839,266	$3,574,427
Trade receivable	1,101,161	1,860,293
Joint interest receivable	171,501	508,001
Current derivative asset	733,131	1,699,156
Prepaid expenses	66,120	283,580

Total current assets	4,911,179	7,925,457

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of accumulated depletion and impairment	16,883,758	91,766,118
Other property and equipment, net of depreciation	67,321	103,757

Total oil and natural gas properties and other equipment, net	16,951,079	91,869,875

Other assets
Derivative asset	-	66,930
Goodwill	959,681	959,681
Other	358,752	981,283

Total other assets	1,318,433	2,007,894

Total assets	$23,180,691	$101,803,226

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,563,473	$5,096,825
Going public delay fee	738,320	738,320
Joint interest revenues payable	1,017,823	828,924
Current maturities of related party notes payable	20,898,750	-
Current maturities of notes payable	14,171,713	2,353,322
Current asset retirement obligations	392,398	428,258

Total current liabilities	42,782,477	9,445,649

Long-term liabilities
Notes payable	-	23,104,333
Related party note payable	-	10,180,000
Deferred tax liabilities	-	14,039,742
Asset retirement obligations	3,204,160	3,177,295
Other long-term liabilities	35,147	57,234
Total long-term liabilities	3,239,307	50,558,604

Commitments and contingencies

Stockholders' (deficit) equity
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding
Common stock, $.001 par value, authorized 150,000,000 shares; 12,711,986 and 12,362,336 shares issued at December 31, 2015, and 2014, respectively	12,712	12,362
Additional Paid-in capital	57,044,255	55,919,905
Accumulated deficit	(79,898,060)	(14,133,294)

Total stockholders' (deficit) equity	(22,841,093)	41,798,973

Total liabilities and stockholders' (deficit) / equity	$23,180,691	$101,803,226

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2015	2014

Oil, natural gas, and related product sales	$8,606,606	$20,172,792

Expenses
Depreciation and depletion	22,510,290	10,140,152
Lease operating	3,677,845	5,457,471
General and administrative	3,938,291	3,876,698
Professional fees	1,041,527	986,774
Production taxes	369,317	695,693
Accretion of discount on asset retirement obligation	187,183	319,703
Exploration	49,531	80,853
Impairment of oil and gas properties	55,753,481	4,428,378
Gain on sale of assets	(2,375,333)	(2,115,967)

Total expenses	85,152,132	23,869,435

Operating loss	(76,545,526)	(3,696,643)

Other expenses
Interest	(4,149,251)	(2,617,481)
Realized gain from derivative contracts	2,302,860	185,891
Change in fair value of derivative contracts	(1,032,955)	1,880,107
Other expenses	(396,793)	-

Total other expenses	(3,276,139)	(551,483)

Loss before income taxes	(79,821,665)	(4,248,126)

Income tax (expense) benefit:
Current income taxes (expense) benefit	17,157	(15,465)
Deferred income taxes	14,039,742	1,502,671

Total income tax expenses	14,056,899	1,487,206

Net loss	$(65,764,766)	$(2,760,920)

Net loss per basic and diluted common shares	$(5.20)	$(0.22)

Weighted average basic and diluted common share outstanding	12,655,467	12,362,336

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) / EQUITY

Years Ended December 31, 2015 and 2014

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings (Deficit)	Total
	Shares	Amount

Balances, January 1, 2014	12,362,336	$12,362	$54,446,105	$(11,372,374)	$43,086,093

Stock-based compensation			$1,473,800		1,473,800

Net loss				(2,760,920)	(2,760,920)

Balances, December 31, 2014	12,362,336	12,362	55,919,905	(14,133,294)	41,798,973

Stock-based compensation	349,650	350	1,124,350		1,124,700

Net loss				(65,764,766)	(65,764,766)

Balances, December 31, 2015	12,711,986	$12,712	$57,044,255	$(79,898,060)	$(22,841,093)

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2015	2014

Cash flows from operating activities
Net loss	$(65,764,766)	$(2,760,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	22,510,290	10,140,152
Impairment of oil and gas properties	55,753,481	4,428,378
Deferred income taxes	(14,039,742)	(1,506,168)
Stock-based compensation	1,124,700	1,473,800
Accretion of asset retirement obligation	187,183	319,703
Change in fair value of derivative contracts	1,032,955	(1,880,107)
Accretion of debt issuance costs	438,535	192,739
Write off deferred offering costs	537,927	-
Gain on asset sale	(2,375,333)	(2,115,916)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Trade receivable	759,132	(82,079)
Joint interest receivable	336,500	(447,627)
Prepaid expenses and other assets	100,776	71,808
Accounts payable and accrued liabilities	37,345	(1,134,686)
Joint interest revenues payable	188,899	(138,856)

Net cash provided by operating activities	827,882	6,560,221

Cash flows from investing activities
Development of oil and natural gas properties	(5,101,544)	(16,492,626)
Acquisition of oil and natural gas properties	-	(16,803,448)
Proceeds from sale of oil and natural gas properties	7,083,778	1,891,743
Acquisition of other property and equipment	-	(9,495)
Oil and natural gas abandonment costs	-	(27,345)

Net cash provided by / (used in) investing activities	1,982,234	(31,441,171)

Cash flows from financing activities
Proceeds from notes payable	9,750,000	24,060,170
Debt issuance costs	(229,937)	(210,612)
Deferred offering costs	(7,310)	(86,231)
Repayments of notes payable	(13,058,030)	(1,102,367)

Net cash (used in) / provided by financing activities	(3,545,277)	22,660,960

Net (decrease) in cash	(735,161)	(2,219,990)

Cash, beginning of year	3,574,427	5,794,417

Cash, end of year	$2,839,266	$3,574,427

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2015	2014

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$12,766	$3,835
Cash paid during the period for interest	$829,153	$2,231,137

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures	$3,131,917	$1,537,638
Capitalized asset retirement cost	$(41,574)	$849,181
Payable settled through asset sales	$-	$3,872,674

BRUSHY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Brushy was originally formed as Starboard Resources LLC in Delaware on June 2, 2011 as a limited liability company to acquire, own, operate, produce, and develop oil and natural gas properties primarily in Texas and Oklahoma. On June 28, 2012, Starboard converted from a Delaware limited liability company to a Delaware C-Corporation and was named Starboard Resources, Inc. The membership units of Starboard Resources LLC were exchanged on a 1:1 basis for common shares of the Company. On July 31, 2015 Brushy sold substantially all of its Oklahoma producing properties and is primarily now focused on its Texas and New Mexico properties. On August 25, 2015 Starboard changed its name to Brushy Resources, Inc. (the “Company”).

NOTE 2 - GOING CONCERN

Our independent registered public accounting firm for the year ended December 31, 2015 issued their report dated April 20, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our significant accumulated deficit, working capital deficit, significant net losses and need to raise additional funds to meet our obligations and sustain our operations.

Given the precipitous decline in oil and natural gas prices during 2015 and into 2016, we expect to continue to face liquidity constraints. Our cash flows are negatively impacted by lower realized oil and natural gas sales prices and the significant decline in oil and natural gas prices also increases the uncertainty as to the impact of commodity prices on our estimated proved reserves.  As a result, we have been in default under the 2013 Credit Agreement between us and Independent Bank, acting for itself and  as administrative agent for the other lenders (as amended, the “IB Credit Agreement”) since November 2015.  As a result of these defaults, we are no longer permitted  to make further draws on the IB Credit Agreement and have been subject to a forbearance agreement with the  lenders (the “IB Forbearance Agreement”) pursuant to which the lenders agreed to forbear exercising any of its remedies for the existing covenant defaults for a period of time (the “Forbearance Period”) to permit us to seek refinancing of the indebtedness owed under the IB Credit Agreement in the approximate amount of $11,000,000, which is referred to as the IB Indebtedness or a sale of sufficient assets to repay the IB Indebtedness. During the Forbearance Period we are not permitted to drill new oil or gas wells or make distributions to equity holders. Furthermore, this also cross defaulted the SOSventures Credit Agreement, however, the Forbearance Period began with the execution of the IB Forbearance Agreement on November 24, 2015 and ended on January 31, 2016, but was subsequently extended to March 31, 2016. We are currently in discussions with the lender under  the IB Credit Agreement regarding a further extension of the Forbearance Period. If we do not obtain a further extension of the Forbearance Period, the lenders under the IB Credit Agreement will be able to accelerate the repayment of debt under the IB Credit Agreement. For more information see Note 9 - Notes Payable.

Proposed Merger with Lilis

On December 29, 2015, we agreed to combine our business with Lilis pursuant to the Agreement and Plan of Merger (the “merger agreement”). Pursuant to the merger agreement, Lilis Merger Sub, Inc. (“Merger Sub”) will merge with and into Brushy, with Brushy surviving the merger as a wholly-owned subsidiary of Lilis (the “merger”). Upon completion of the merger, each share of our common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive an amount of shares of Lilis’s common stock such that our former shareholders will represent approximately 50% of the then-outstanding shares of Lilis’s common stock after the closing of the merger (without taking into account outstanding restricted stock units or options or warrants to purchase shares of Lilis’s common stock). In connection with the merger, we are obligated to convey Giddings Field and the Bigfoot Area, to SOSventures, LLC ("SOSventures"), in exchange for a release of our obligations under its subordinated credit agreement with SOSventures, dated March 29, 2013, as amended. We expect the closing of the merger to occur in the first half of 2016. However, the merger is subject to the satisfaction or waiver of other conditions, and it is possible that factors outside our control could result in the merger being completed at an earlier time, a later time or not at all. If the merger has not been completed on or before May 31, 2016, either Lilis or Brushy may terminate the merger agreement unless the failure to complete the merger by that date is due to the failure of the party seeking to terminate the merger agreement to fulfill any material obligations under the merger agreement or a material breach of the merger agreement by such party.

Collectively, these matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s Board of Directors and management team continue to take steps to try to strengthen the Company’s balance sheet.  We intend to execute the merger (which is subject to usual and customary closing conditions beyond our control) and, in the event the merger is not consummated, we intend to refinance our existing debt, sell non-core properties and seek private financings to fund our cash needs.  Any decision regarding the merger or financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.  No assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.  If we are unable to restructure our current obligations under our existing outstanding debt and preferred stock instruments, and address near-term liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. This relief may include: (i) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of the Company’s assets pursuant to section 363(b) of the U.S. Bankruptcy Code and a subsequent liquidation of the remaining assets in the bankruptcy case; (ii) pursuing a plan of reorganization (where votes for the plan may be solicited from certain classes of creditors prior to a bankruptcy filing) that the Company would seek to confirm (or “cram down”) despite any classes of creditors who reject or are deemed to have rejected such plan; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Brushy and its wholly owned subsidiaries, ImPetro Resources, LLC (“ImPetro”) and ImPetro Operating (“Operating”) (Collectively the “Company”). All intercompany transactions and balances have been eliminated in consolidation.

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

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For the years ended December 31, 2015 and 2014, the Company's impairment charge was approximately $55,753,481 and $4,428,378, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. However, the Company only has one reporting unit. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. As of December 31, 2015 and 2014 and the years then ended there was no impairment of goodwill. Goodwill of $959,681 was from the acquisition of ImPetro Resources LLC on June 13, 2011.

Deferred Offering Costs

The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) Topic 5A “Expenses of Offering”. Deferred offering costs consist principally of accounting, legal and other fees incurred through the consolidated balance sheet dates that are related to a proposed initial public offering and that will be charged to stockholders’ equity upon the receipt of the offering proceeds or charged to expense if the offering is not completed. For the years ended December 31, 2015 and 2014, the Company incurred deferred offering costs of approximately $7,310 and $86,231, respectively, relating to expenses connected with the proposed offering. The deferred offering costs are included in other assets in the consolidated balance sheets. For the years ended December 31, 2015 and 2014, the Company had a write off of approximately $537,927 and $0, respectively.

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

Cash

The Company considers all highly-liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2015 and 2014, the Company did not hold any cash equivalents.

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

Trade Receivable and Joint Interest Receivable

Trade receivable is comprised of accrued natural gas and crude oil sales and joint interest receivable is comprised of amounts owed to the Company from joint interest owners for their proportionate share of expenses. Generally, operators of natural gas and crude oil properties have the right to offset joint interest receivables with revenue payables. Accordingly, any joint interest owner that has a joint interest receivable and joint interest revenue payable as of December 31, 2015 and 2014 are shown at net in the accompanying consolidated balance sheets.

The Company performs ongoing credit evaluations of its customers’ and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management’s expectations. In the event of complete non-performance by the Company’s customers and joint interest owners, the maximum exposure to the Company is the outstanding trade and joint interest receivable balance at the date of nonperformance. For the years ended December 31, 2015 and 2014, the Company had minimal bad debt expense.

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

Sales-Based Taxes

The Company incurs severance tax on the sale of its production which is generated in Texas, New Mexico and Oklahoma. These taxes are reported on a gross basis and are included in production taxes within the accompanying consolidated statements of operations.

Stock-Based Compensation and Equity Incentive Plans

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. The standard requires the measurement and recognition of compensation expense in the Company’s consolidated statements of operations for all share-based payment awards made to the Company’s employees, directors and consultants including employee stock options, non-vested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as an expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules.

The Company’s forfeiture rate represents the historical rate at which the Company’s stock-based awards were surrendered prior to vesting. ASC 718 requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the years ended December 31, 2015 and 2014, the Company incurred a stock based compensation expense of approximately $1,125,000 and $1,474,000, respectively, and is included in the accompanying consolidated statements of operations in general and administrative expenses.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases expense in that period. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2015.

Long-Lived Assets

The Company accounts for long-lived assets (other than oil and gas properties) at cost. Other long-lived assets consist principally of property and equipment and identifiable intangible assets with finite useful lives (subject to amortization, depletion, and depreciation). The Company may impair these assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

Net Loss Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares. For the year ended December 31, 2015, there were 900,000 potentially dilutive non-vested and vested stock options and 2,542,397 stock warrants. For the year ended December 31, 2014, there were 1,249,650 potentially dilutive non-vested restricted shares and stock options. The potentially dilutive shares, for the December 31, 2015 and 2014, are considered antidilutive since the Company is in a net loss position and thus result in the basic net loss per common share equaling the diluted net loss per common share.

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

 The most significant financial estimates are associated with the Company’s estimated volumes of proved oil and natural gas reserves, asset retirement obligations, assessments of impairment imbedded in the carrying value of undeveloped acreages undeveloped properties and developed properties, fair value of financial instruments, including derivative liabilities, depreciation and accretion, income taxes and contingencies.

New Accounting Pronouncement

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is only permitted as of January 1, 2017. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 states that the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the periods for which the requisite service has already been rendered. The new standard is effective for us on January 1, 2016. The Company does not expect adoption of ASU 2014-12 to have a significant impact on its financial statements.

In August 2014, the FASB issued ASU No. 2014–15 (“ASU 2014-15”), “Presentation of Financial Statements – Going Concern.” ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for us on January 1, 2017. The Company does not expect the adoption of ASU 2014–15 to have a significant impact on its financial statements.

In November 2014, the FASB issued ASU No. 2014-16 (“ASU 2014-16”), “Derivative and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014–16 to have a significant impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for us on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that ASU 2015-03 will have on its financial statements and related disclosures.

In May 2015, the FASB issued ASU No. 2015-07 (“2015-07”), “Fair Value Measurement.” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 is effective for us on January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015–07 to have a significant impact on its financial statements.

In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for us on January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB has issued an update to ASU No. 2015-17 (“ASU 2015-17”) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The update requires a company to classify all deferred tax assets and liabilities as noncurrent. The update of ASU 2015-17 is effective for us on January 1, 2018. The Company does not expect the adoption of the update of ASU 2015–17 to have a significant impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), “Financial Instruments – Overall (Subtopic 825-10)”.  ASU 2016-01 updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for us on January 1, 2018. The Company does not expect the adoption of ASU 2016–01 to have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02), “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for us on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-06 (“ASU 2016-06”), “Contingent Put and Call Option in Debt Instruments”.  ASU 2016-06 is intended to simplify the analysis of embedded derivatives for debt instruments that contain contingent put or call options. The amendments in ASU 2016-06 clarify that an entity is required to assess the embedded call or put options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to initially assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 take effect for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016–01 to have a significant impact on its financial statements.

NOTE 4 - FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014:

($ in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets (at fair value):
Derivative assets (oil collar and put options)	$-	$733	$-	$733
Liabilities (at fair value):
Asset Retirement Obligations	$-	$-	$3,597	$3,597

($ in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets (at fair value):
Derivative assets (oil collar and put options)	$-	$1,766	$-	$1,766
Liabilities (at fair value):
Asset Retirement Obligations	$-	$-	$3,606	$3,606

The Company's derivative contracts consist of NYMEX-based fixed price commodity swaps and NYMEX collars. The NYMEX-based fixed price derivative contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2.

The asset retirement liability is measured using primarily Level 3 inputs./  The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life.  The inputs are calculated based on historical data as well as current estimated costs. See Note 7 - Asset Retirement Obligations.

The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such amounts to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates or proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. Impairment of oil and gas assets for the year ended December 31, 2015 and 2014 was $55,753 thousand and $4,428 thousand, respectively.

NOTE 5 - PROPERTY ACQUISITION AND DIVESTITURE

On March 26, 2014 (the “Acquisition Date”), the Company completed the purchase of oil and natural gas leases and leasehold interests (the “Oil and Natural Gas Properties”) from White Oak Resources VI, LLC and Permian Atlantis LLC (collectively the “Seller”) for the purpose of increasing the Company’s oil and natural gas operations in the Permian Basin. The assets acquired are: (a) oil and natural gas leases and leasehold interests in Winkler and Loving Counties in Texas and Lea County, New Mexico; (b) twenty-nine wellbores; and (c) any contracts or agreements related to the foregoing lands, leases and wells. The Oil and Natural Gas Properties include total acreage held by production of 5,160 gross developed acres (1,983.61 net developed acres). Additionally, producing wells and surrounding acreage have been unitized under Texas Railroad Commission regulations. Under the terms of the agreement, the Company purchased the Oil and Natural Gas Properties for $16,803,000 in cash, including before purchase price adjustments. For the year ended December 31, 2014, the Company recognized $1,932 thousand  of oil, natural gas and products sales and $725 thousand of  net operating income related to properties acquired from White Oak Resources VI, LLC and Permian Atlantis LLC and transaction cost of $45 thousand in profession fees.

Unaudited Pro Forma Condensed Combined Financial Statements

The following unaudited pro forma financial statements give effect to the acquisition of the Oil and Natural Gas Properties. The unaudited pro forma statement of operations for the year ended December 31, 2014, reflects the acquisition of the Oil and Natural Gas Properties as if it had occurred on January 1, 2014.

It is not intended to be indicative of the Company's results of operations or financial position that might have been achieved had the acquisition been completed as of the dates presented, or the Company's future results of operations or financial position.

in thousands, except share data	Year Ended December 31, 2014
Oil, natural gas, and related product sales	$20,855

Net loss	$2,442

Net loss per basic and diluted common share	$0.20

Weighted average basic and diluted common shares outstanding	12,362,336

Financial Statement Presentation and Purchase Price Allocation

The following table summarizes the purchase price and values of assets acquired and liabilities assumed:

Fair value of assets acquired and liabilities assumed (in thousands)
Proved oil and natural gas properties (1)	$17,662
Revenue payable	(27)
Asset retirement obligations	(832)
Total fair value of assets acquired and liabilities assumed, net	$16,803

Cash consideration transferred	$16,803

(1) Amount includes asset retirement costs of approximately $832.

On July 31, 2015, the Company sold all of its Oklahoma properties, which were located in Logan and Kingfisher Counties, Oklahoma, to Remora Petroleum, LP (Austin, TX) for $7,249,390. The purchaser is not affiliated with any Company officers, directors or material stockholders.

The following table summarized the results of operation from the properties sold:

($ in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014
Oil, natural gas, and related product sales	$1,368	$6,720
Expenses	269	782
Operating income	$1,099	$5,938

As part of this transaction, the Company entered into the Fifth Amendment to its Credit Agreement with Independent Bank (“Amendment”). The Amendment provides that $4,000,000 of the purchase price was paid to Independent Bank to pay down its credit facility with Independent Bank.

NOTE 6 - OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at December 31, 2015 and December 31, 2014:

($ in thousands)	December 31, 2015	December 31, 2014
Oil and natural gas properties
Proved-developed producing properties	$43,912	$96,691
Proved-developed non-producing properties	5,865	2,880
Proved-undeveloped properties	-	13,330
Unproved properties	2,389	1,996
Less: Accumulated depletion	(35,282)	(23,131)
Total oil and natural gas properties, net of accumulated depletion and impairment	$16,884	$91,766

As of December 31, 2015 and December 31, 2014, the accumulated impairment was $55,985 thousand and $3,955 thousand, respectively.

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties. The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties. The liability has been accreted to its present value as of the end of each period. At December 31, 2015 and December 31, 2014, the Company evaluated 147 and 169 wells, respectively, and has determined a range of abandonment dates between January 2016 and October 2044. The following table represents a reconciliation of the asset retirement obligations for the year ended December 31, 2015 and December 31, 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014
($ in thousands)
Asset retirement obligations, beginning of period	$3,606	$2,437
Additions to asset retirement obligation	0	859
Liabilities settled during the period	(155)	0
Accretion of discount	187	320
Revision of estimate	(41)	(10)
Asset retirement obligations, end of period	$3,597	$3,606

As of December 31, 2015 and 2014, the current asset retirement obligation was approximately $392 thousand and $428 thousand respectively, and the long term asset retirement obligation was approximately $3,204 thousand and $3,177 thousand respectively.

See Note 4 - Fair Value Measurements.

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

At January 1, 2016, we had the following open crude oil derivative contracts:

			January 1, 2016
	Instrument	Commodity	Volume (bbl / month)	Floor Price	Ceilings Price	Purchased Put Option Price
January 2016 – March 2016	Put	Crude Oil	1,500			75.00
January 2016 – December 2016	Put	Crude Oil	3,000			50.00
January 2016 – December 2016	Collar	Crude Oil	3,000	54.00	79.30

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

Fair Value of Derivative Financial Instruments

($ in thousands)	December 31, 2015	December 31, 2014

Derivative financial instruments - Current asset	$733	$1,699
Derivative financial instruments - Long-term assets	-	67
Net derivative financial instruments	$733	$1,766

Effect of Derivative Financial Instruments

($ in thousands)	December 31, 2015	December 31, 2014

Realized gain/(loss) on settlement of derivative contracts	$2,303	$186
Change in fair value of derivative contracts	(1,033)	1,880
Realized/Unrealized gain/(loss) from derivative contracts	$1,270	2,066

NOTE 9 - NOTES PAYABLE

On June 27, 2013, the Company entered into a credit agreement (“Credit Agreement”) with Independent Bank to borrow up to $100,000,000 at a current rate of 4.00% annum. The Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties and refinance the prior bank facility. At December 31, 2015 and December 31, 2014, the Company had approximately $12,600,000 and $22,500,000 in borrowings outstanding under the Credit Agreement, respectively.

Loans under the Credit Agreement bear interest at the greater of: (1) the prime rate, the annual rate of interest announced by the Wall Street Journal as its “prime rate”, or (2) the floor rate of 4.00%.

In November 2015 counsel for Independent Bank had notified us of the following defaults under IB Credit Agreement: i) the interest coverage ratio covenant set forth in Section 7.15.1 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (ii) the current ratio covenant set forth in Section 7.15.2 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (iii) the leverage ratio covenant set forth in Section 7.15.3 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, and (iv) the Company is not currently maintaining the minimum Commodity Hedging Transactions (as defined in the IB Credit Agreement) required by Section 7.21 of the IB Credit Agreement. The letter further stated that the bank was contemplating its course of action.

On November 24, 2015, we entered into the Forbearance Agreement and the Third Amendment to the Amended and Restated Credit Agreement with Independent Bank under which Independent Bank, acting for itself and as administrative agent for other lenders, agreed to forbear exercising any of its remedies for the existing covenant defaults for period of time to permit us to seek refinancing of the indebtedness owed to Independent Bank in the approximate amount of $11,000,000, which is referred to as the IB Indebtedness or a sale of sufficient assets to repay the IB Indebtedness. The Forbearance Period began with the execution of the IB Forbearance Agreement on November 24, 2015 and ended on January 31, 2016.  The Forbearance Period was subsequently extended to March 31, 2016.

In connection with IB Forbearance Agreement, we provided certain additional collateral protections to Independent Bank. The Company granted a first lien mortgage on a newly completed well in New Mexico. We also delivered certain written directives to Independent Bank. In the event of default on the IB Forbearance Agreement or any IB Non-Forbearance Default, Independent Bank is authorized to send the written directives to Cargill, the counterparty to certain hedging contracts with the Company. These written directives instruct Cargill to pay over to Independent Bank “all hedge settlement proceeds, all hedge liquidation proceeds, and all amount otherwise payable by such hedge providers to Brushy.” We also executed and delivered to Independent Bank certain letters in lieu of transfer orders, whereby we instructed first purchasers of oil and gas production to pay directly to Independent Bank all production revenues attributable to our interest in such oil and gas assets. Independent Bank agrees not to send such letters provided that the IB Indebtedness is paid in full on or before the end of the Forbearance Period. At the time of the extension of the Forbearance Period to March 31, 2016, we agreed to unwind the remaining existing hedge contract with Cargill and permit Cargill to pay to Independent Bank all hedge settlement proceeds, all hedge liquidation proceeds, and all amounts otherwise payable by Cargill to us.  Such payments satisfied outstanding interest and default interest owing to Independent Bank as well as certain other expenses.  In addition, such payments reduced the principal due Independent Bank by $406,720.

During the Forbearance Period, we are not permitted to drill new oil or gas wells or to make any distributions to equity holders. Furthermore, this also cross defaulted the SOSVentures Credit Agreement, however the maturity of the second lien note to SOSventures was extended to August 1, 2016.

We are currently in discussions with the lenders under the IB Credit Agreement regarding a further extension of the Forbearance Period.  We are also in discussions with Lilis and other financings parties regarding possible refinance options for the amount outstanding under the IB Credit Agreement

NOTE 10 - STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS

On April 1, 2012, the Company entered into employment agreements (the “Employment Agreement”) which provided a restricted stock grant and a conditional performance award to key members of management.

The restricted stock grant of 349,650 shares had a grant date fair value of $10.00 per share as approved by the Company's compensation committee and vests in full upon the earlier of an initial public offering (“IPO”) which includes the sale of shares to the public, a business combination whereas 50% or more of the voting power is transferred to the new owners, or March 1, 2015. Those 349,650 shares were earned by the employee recipients and issued to them during the three month period ending March 31, 2015.

During the twelve months ended December 31, 2015 and 2014, the Company incurred a stock-based compensation expense of approximately $300,000 and $1,199,000, respectively, related to the restricted stock grant, which is included in the accompanying consolidated statements of operations in general and administrative expenses.

Additionally, the Employment Agreement provides for a conditional performance award where if an IPO occurs, the employee will receive: (1) a cash payment of 1% of the difference between the Company market capital and the book value at the time of the IPO, (2) common stock options to purchase 1.0% of the fully-diluted capital stock as of the IPO date and IPO price which will vest over a four year period and contain a cashless exercise, (3) common stock options to purchase 1.0% of the fully-diluted capital stock as of the 2nd anniversary of the IPO date at the closing price of the common stock on the 2nd anniversary date of the IPO and will vest six years after the grant and contain a cashless exercise. As of the twelve months months ended December 31, 2015 and 2014, the conditional performance feature is not probable and as such, no compensation expense related to the conditional performance feature has been recognized.

On August 30, 2014, the Company amended and restated the Employment Agreement which provided for additional stock options.

The equity award of options to purchase 900,000 shares at the exercise price of $4.75 per share and vesting over three years from September 4, 2014 with a one-year cliff (in respect of 300,000 shares) and monthly vesting thereafter of 25,000 shares over the remaining two years. During the twelve months ended December 31, 2015 and 2014, the Company incurred a stock-based compensation expense of approximately $825,000 and $275,000, respectively, related to stock option, which is included in the accompanying consolidated statements of operations in general and administrative expenses. As of December 31 2015, there was approximately $1,375,000 of unrecognized stock-based compensation related to the non-vested stock options to be recognized over 1.67 years.

The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted were as follows:

2014
Risk-free interest rate	1.87%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5.72 years

There was no new option granted in 2015.  On December 31, 2015, there were 900,000 stock options outstanding and the intrinsic value of the associated options was zero. The weighted average exercise of $4.75/share, weighted average grant date fair value of $2.75/share and the weighted average remaining contractual life of 8.55 years .  On December 31, 2015, 425,000 stock options were exercisable.

NOTE 11 - RELATED PARTY TRANSACTIONS

Subordinated Credit Facility with SOSVentures

The Chairman of the Company’s Board of Directors, Bill Liao, works for SOSventures. Further, a group composed of SOSventures, Sean O’Sullivan Revocable Living Trust and Bradford R. Higgins constitute a group owning 4,863,720 or 39.34% of the Company’s common stock shares.

On June 3, 2014 the Company agreed to amend its credit agreement with SOSventures, originally entered into on July 25, 2013, providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate. The loan under this agreement is secured by a second lien on the Company’s assets.

The SOSventures credit agreement requires the Company to maintain certain financial ratios. First, the Company must maintain an interest coverage ratio of 3:1 at the end of each quarter so that its consolidated net income less the Company’s fees under the credit facility, lender expenses, non-cash charges relating to the hedge agreements, interest, income taxes, depreciation, depletion, amortization, exploration expenditures and costs and other non-cash charges (netted for noncash income) (“EBITDAX”) is greater than 3 times the Company’s interest expense under the credit facility. Second, the Company must maintain a debt to EBITDAX ratio of less than 3.5:1 at the end of each quarter. Third, the Company must maintain a current ratio of at greater than 1:1 at the end of each quarter, meaning that the Company’s consolidated current assets (including the unused amount of the credit facility by excluding non-cash assets under ASC 410 and 815) must be greater than the Company’s consolidated current liabilities (excluding non-cash obligations under ASC 410 and 815 and current maturities under the credit facility.)

The credit agreement prevents the Company from incurring indebtedness to banks or lenders, other than Independent Bank, without the consent of SOSventures. It also prevents the Company from incurring most contingent obligations or liens (other than to Independent Bank). It also restricts the Company’s ability to pay dividends, issue options and warrants and repurchase the Company’s common stock shares. The limitation on options and warrants does not apply to equity compensation plans.

This credit facility is currently in default due to the default under the IB Credit Agreement.

As of March 16, 2016, with accrued and unpaid interest the Company has $21.6 million drawn against the SOSventures credit facility. In light of the December 19, 2014 notice from Independent Bank relating to the payment of interest to SOSventures, pursuant to the Intercreditors Agreement, the Company is are accruing interest payments to SOSventures since the date of that notice.

NOTE 12 - LEGAL PROCEEDINGS

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

Lawsuit Relating to 17.23% of our Common Stock Shares

Approximately 17.23% of the Company common stock was interpleaded into Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause No. FST-CV12-6015112-S (“Interpleader Action”). These are the residual shares of common stock that belonged to the Partnerships after the distribution of the partnerships shares. Claims related to the Interpleader Action were heard in an American Arbitration Association arbitration in 2015. The claimants were Gregory Imbruce; Giddings Investments LLC; Giddings Genpar LLC, Hunton Oil Genpar LLC, ASYM Capital Ill LLC, Glenrose Holdings LLC; ASYM Energy Investments LLC. “Certain” respondents and counterclaimants were Charles Henry, Ahmed Ammar; John P. Vaile, as Trustee of John P. Vaile Living Trust, John Paul Otieno, SOSventures, Bradford Higgins, William Mahoney, Edward M. Conrads, Robert J. Conrads, and the Partnerships. “PKG Respondents” and cross claimants were William F. Pettinati, Jr., Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund, Nicholas P. Garofolo (the plaintiffs in the above-referenced stockholder litigation) who made claims against Charles S. Henry, III, Bradford Higgins and SOSventures. The relief respondents were Rubicon Resources LLC, Sean O’Sullivan, King Lee, Michael Rihner, Scott Decker, Andrew Gillick, Briana Gillick, Steve Heinemann, Stanley Goldstein, Sidney Orbach, James P. Ashman, and Patricia R. Ashman. The claims, counterclaims and cross claims relate to the governance, control and termination of the Partnerships, including the distribution by the Partnerships of our shares of common stock to the limited partners in the Partnerships in a liquidating distribution in February 2014 as part of a “monetization” event, and other matters.

On September 10, 2015, the American Arbitration Association issued an arbitration award in the Interpleader Action, which is referred to as the Award. The Award states as follows:

1)	All claims asserted by Claimants, including Gregory Imbruce and various business entities controlled by Mr. Imbruce against all Respondents were denied and award was made in favor of the “Certain” respondents, including the Company director, Charles S. Henry, III, as well as SOSventures, Bradford Higgins, John Paul Otieno, Estate of William Mahoney, Ahmed Ammar, John P. Vaile, as Trustee of John P. Vaile Living Trust, Edward M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP.

2)	All claims asserted by Claimants, Gregory Imbruce and various business entities controlled by Mr. Imbruce against Relief Respondents, including Rubicon Resources LLC, Sean O’Sullivan Revocable Living Trust, King Lee, Michael Rihner, Scott Decker, Andrew Gillick, Briana Gillick, Steve Heinemann, Stanly Goldstein, Sidney Orbach, James P. Ashman and Patricia R. Ashman, were denied.

3)	An award was made in favor of the “Certain” respondents, including the Company director, Charles S. Henry, III, as well as SOSventures, Bradford Higgins, John Paul Otieno, Estate of William Mahoney, Ahmad Ammar, John P. Vaile, as Trustee of John P. Vaile Living Trust, Edward M. Conrads, Robert J. Conrads, Giddings Oil & Gas LP, Asym Energy Fund III LP and Hunton Oil Partners LP against Mr. Imbruce and his entities on the following claims:

a)	breach of fiduciary duty;

b)	breach of implied covenant of good faith and fair dealing;

c)	partnership dissolution;

d)	unjust enrichment;

e)	breach of contract;

f)	accounting;

g)	violation of Connecticut Unfair Trade Practices Act;

h)	civil theft; and

i)	piercing the corporate veil.

4)	All claims asserted by William F. Pettinati, Jr. Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund and Nicholas P. Garofolo against the Company's director, Charles S. Henry III, as well as SOSventures and Bradford Higgins were denied.

5)	A declaratory award was entered declaring that the removal of Hunton Oil Genpar LLC, Giddings Genpar LLC and Asym Capital III LLC and/or Gregory Imbruce as the General Partner(s) of the Partnerships was lawful and in compliance with all legal and contractual requirements, and thus was effective;

6)	A declaratory award that the distribution of our -issued common stock made in February 2014 to limited partners in the Partnerships with remaining shares of common stock ultimately being interpleaded into Court in Connecticut was lawful, met all legal requirements and is effective in that the distribution was the result of a “monetization” event under the Partnership agreements;

7)	A declaratory award that the Partnerships were effectively dissolved at the time of the distribution of the above-referenced shares of common stock issued by the Company from the Partnerships to the limited partners in the Partnerships;

8)	A denial of any and all fees and expenses claimed by Mr. Imbruce and his entities due to “multiple and repeated violations of the Connecticut Uniform Securities Act;”

9)	A denial of fees and expenses claimed by Mr. Imbruce and his entities for the time periods subsequent to the 2011 rollup that formed us;

10)	An award of damages in favor of the “Certain” respondents, in the amount of $1,602,235, subject to trebling under a Civil Theft finding to $4,806,705, plus attorney and expert fees of $2,998,839 for a total award of $7,805,544, payable by Claimants, including Mr. Imbruce and his business entities;

11)	Injunctive relief ordering an accounting of the sources and uses of all funds and other assets of the Partnerships during the time that Mr. Imbruce and his entities served as general partners of the Partnerships;

12)	Post-judgment interest at 10 percent per year payable by Mr. Imbruce and his business entities; and

13)	Arbitration administrative fees, expenses and compensation of the Arbitrator totaling $122,200 to be paid by Gregory Imbruce et al, and William F. Pettinati, Jr., Sigma Gas Barbastella Fund, Sigma Gas Antrozous Fund and Nicholas P. Garofolo.

The “Certain” respondents filed in Connecticut Superior Court seeking to confirm the Award. Likewise, Claimants have filed in Connecticut Superior Court to vacate the Award. If the Connecticut Superior Court confirms the Award, we anticipate that the Court will subsequently issue a related order as to ownership of the 2,190,891 common stock of the Company, which may result in modifying the Company ownership structure.

Bexar County Proceedings

On April 17, 2015,the Company was served with a lawsuit filed in Bexar County, Texas by William F. Pettinati, Jr., Nicholas Garofolo, Sigma Gas Barbastella Fund and Sigma Gas Antrozous Fund against Starboard (now Brushy), its directors, its Chief Operating Officer, Edward Shaw, its former Chief Financial Officer, Eric Alfuth, our stockholder, Bradford Higgins, and Sean O’Sullivan, the managing director of our stockholder, SOSventures (the “Bexar County Proceedings”). Mr. Pettinati, Mr. Garofolo and the Sigma Gas Antrozous Fund are stockholders. Mr. Pettinati owns 145,112 shares, Mr. Garofolo owns 226,680 shares of common stock and Sigma Gas Antrozous Fund owns 44,610 shares of common stock. Combined these stockholders account for approximately 3.3% of the Company's outstanding common stock. These parties became stockholders in February 2014.

The Plaintiffs allege several derivative and direct causes of action. These derivative claims include, breach of fiduciary duty, waste of corporate assets, concerted action and conspiracy, joint enterprise, agency, alter ego, exemplary damages, and unjust enrichment. The direct claims include, breach of fiduciary duty, conversion, shareholder oppression, concerted action and conspiracy, declaratory judgment that the distribution of stock to the plaintiffs was invalid, joint enterprise, agency, alter ego, exemplary damages, concerted action and conspiracy and failure to allow for inspection of books and records. Many of the allegations relate to events that allegedly happened before the Plaintiffs became stockholders, including the distributions from the Partnerships that led to the Plaintiffs becoming stockholders in February 2014. Some similar claims involving these Plaintiffs (including the legality of the Partnerships’ liquidating distribution) were previously heard in the arbitration relating to the Partnerships referenced above. Plaintiffs were parties to that arbitration. For actions after February 2014, Plaintiffs complain that the Company's common stock still lacks a trading venue, that a books and records request was not honored, that we “delayed” a public offering, that SOSventures had allegedly taken steps to “foreclose” on the Company's assets under the SOSventures Credit Agreement and that we filed for an extension to the filing date for the Company's annual report on Form 10-K for the year ending December 31, 2014. On October 6, 2015 Plaintiffs withdrew the claim about not honoring a books and records request.

The matter is styled Sigma Barbastella Fund et al v. Charles S. Henry, III et al. and it is Cause No. 20105-CI-05672 in the 224th District Court in Bexar County, Texas.

The Company's directors and officers are subject to indemnification under the Company's bylaws.

Settlement of Interpleader Action and Bexar County Proceedings

On February 17, 2016, the various parties to the Interpleader Action and the Bexar County Proceedings entered into a global settlement agreement (the “Settlement Agreement”) under which the parties to the proceedings issued mutual releases and the plaintiffs in all proceedings agreed to withdraw their claims. In return, the plaintiffs received a cash settlement, the majority of which was covered by the Company's insurance.

NOTE 13 - STOCKHOLDER’S EQUITY

Preferred Shares

The Company is authorized to issue up to 10,000,000 preferred shares, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No preferred shares were issued and outstanding as of December 31, 2015 and 2014.

Common Shares

The Company has a single class of common shares that have the same rights, preferences, limitations, and qualifications. The Company is authorized to issue up to 150,000,000 shares, par value $0.001 per share, in the aggregate and from time to time may increase the number of shares authorized.

Warrants

Upon entering into the Second Amendment to the First Amended and Restated Credit Agreement with SOSVentures, SOSVentures received warrants to purchase 2,542,397 of the Company’s common shares for $1.00 per share with a two-year term. The intrinsic value associated with the outstanding warrants was zero at December 31, 2015, as the strike price of all warrants exceeded the implied market price for Common Stock. The remaining contract life was 1.29 years. The implied value of the warrants were based on our peer group, which included Company’s owning assets in the same areas and of similar size.  This valuation determined that the value of the warrants were zero.  As such, the Company has placed no value on the warrants issued.

NOTE 14 - INCOME TAXES

For the years ended December 31, 2015 and 2014, the Company estimated that its current and deferred tax provision was as follows:

	2015	2014
Current taxes:
Federal	$-	$-
State	17,157	(15,465)
Total current tax benefit / (expense)	17,157	(15,465)
Deferred taxes:
Federal	27,984,379	1,449,296
State	133,932	53,375
Total deferred tax benefit	28,118,311	1,502,671
Change in valuation allowance	(14,078,569)	-
Total deferred income tax expense	14,039,742	1,502,671
Total current and deferred tax expenses	$14,056,899	$1,487,206

A reconciliation of income tax expense (benefit) computed by applying the U.S. federal statutory income tax rate and the reported effective tax rate on income for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Income tax provision calculated using the federal statutory income tax rate	$(27,139,366)	$1,444,432
State income taxes, net of federal income taxes	(25,205)	37,910
Permanent differences, rate changes and other	3,932	4,864
Adjustment of previous deferred tax amounts	(974,829)	-
Change in valuation allowance	14,078,569	-
Total income tax expense	$(14,056,899)	$(1,487,206)

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets
Federal and state net operating loss carryforwards	$9,380,168	$6,864,241
Oil and natural gas properties and other equipment	2,122,275	-
Stock-based compensation	1,596,776	1,214,378
Asset retirement obligations	1,222,830	1,225,887
Other	5,784	5,784

Total deferred tax assets	14,327,833	9,310,290

Deferred tax liabilities:
Oil and natural gas properties and other equipment	-	(22,749,563)
Derivatives	(249,264)	(600,469)

Total deferred tax liabilities	(249,264)	(23,350,032)

Total net deferred tax (liability)	14,078,569	(14,039,742)
Valuation allowance	(14,078,569)	-
Deferred tax asset (liability), net of valuation allowance	$-	$(14,039,742)

At December 31, 2015, the Company has net operating losses as follows:

	Amount	Expiration
Net operating losses:
Federal	$26,846,276	Dec. 2032 to 2035
State	6,562,922	Dec. 2032 to 2035

     In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both positive and negative. Management had no positive evidence to consider. Negative evidence considered by management includes cumulative book and tax losses in recent years, forecasted book and tax losses, no taxable income in available carryback years, and no tax planning strategies contemplated to realize the valued deferred tax assets.

     As of December 31, 2015 and 2014, management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to use the Company’s deferred tax assets and determined that it is not more-likely-than-not that the deferred tax assets would be realized in the near future. Therefore, the Company recorded a full valuation allowance of approximately $14,078,569 and $0 on its deferred tax assets as of December 31, 2015 and 2014, respectively.

NOTE 15 - SUBSEQUENT EVENTS

Credit Facilities and Forbearance Agreement.

The maturity of our second lien note to SOSventures was extended to August 1, 2016. The Forbearance Period began with the execution of the IB Forbearance Agreement on November 24, 2015 and ended on January 31, 2016, but was subsequently extended to March 31, 2016.  We are currently in discussions with the lender under the IB Credit Agreement regarding a further extension of the Forbearance Period.

On January 20, 2016, the Company, Lilis and Merger Sub entered into an amendment to the merger agreement (the “Amendment”). Pursuant to the Amendment: (i) the amount of the refundable deposit was increased by $1 million to a total of $2 million and (ii) the scope of the refundable deposit was broadened such that it now covers the amount paid by Lilis to Independent Bank on December 29, 2015 in addition to certain other matters, such as payments towards accounts payable, transactions costs and other operating costs of the Company.

On March 24, 2016, the Company, Lilis and Merger Sub entered into a second  amendment to the Merger Agreement (the “Second Amendment”). Pursuant to the Second Amendment: (i) the definition of refundable deposit was modified to include such further increases as may be mutually agreed upon between the parties, (ii) the amount and treatment of restricted stock units of the Company with respect to the Merger Agreement was clarified, the definition of “Stock Exchange Ratio” was fixed at 4.550916 to account for certain grants of restricted stock to members of the Board of Directors of the Company pursuant to existing service agreements and (iv) the definition of “Termination Date” was changed from April 30, 2016 to May 31, 2016.

SUPPLEMENTAL INFORMATION

Presented in accordance with
FASB ASC Topic 932, Extractive Activities - Oil and Gas

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas.

Capitalized Costs

The following table presents a summary of the Company’s oil and natural gas properties at December 31, 2015 and 2014:

	2015	2014
Oil and natural gas properties
Proved-developed producing properties	$43,912	$96,691
Proved-developed non-producing properties	5,865	2,880
Proved-undeveloped properties	-	13,330
Unproved properties	2,389	1,996
Less: Accumulated depletion	(35,282)	(23,131)

Total oil and natural gas properties, net of accumulated depletion	$16,884	$91,766

The following table summarizes costs incurred in oil and natural gas property acquisition, exploration, and development activities. Property acquisition costs as those incurred to purchase lease or otherwise acquire property, including both undeveloped leasehold and the purchase of reserves in place. Exploration costs include costs of identifying areas that may warrant examination and examining specific areas that are considered to have prospects containing oil and natural gas reserves, including costs of drilling exploratory wells, geological and geophysical costs, and carrying costs on undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling development wells, and to provide facilities for extracting, treating, gathering and storing oil and natural gas. Additionally, costs incurred also include new asset retirement obligations established. Asset retirement obligations included in the tables below in the as reported columns for the years ended December 31, 2015 and 2014 were approximately $(42,000) and $849,000, respectively

Costs incurred (capitalized and charged to expense) in oil and natural gas activities for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Acquisitions of proved properties	$-	$16,803,448
Exploration	73,496	785,314
Development	8,118,390	17,244,950

Total costs incurred	$8,191,886	$34,749,337

Results of operations from oil and natural gas producing activities for the years ended December 31, 2015 and 2014, excluding Company overhead and interest costs, were as follows:

	2015	2014
Oil, natural gas and related product sales	$8,606,606	$20,172,792
Lease operating costs	(3,677,845)	(5,457,471)
Production taxes	(369,317)	(695,693)
Exploration costs	(49,531)	(80,533)
Depletion	(22,510,290)	(10,140,152)
Impairment	(55,753,481)	(4,428,378)
Results of operations from oil and natural gas producing activities	$(73,753,858)	$(629,435)

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

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

The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by natural gas, oil, and/or water contacts, if any; and (B) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons and highest known oil seen in well penetrations unless geoscience, engineering, or performance data and reliable technology establishes a lower or higher contact with reasonable certainty. Reliable technologies are any grouping of one or more technologies (including computational methods) that have been field-tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

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

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

PROVED-DEVELOPED AND UNDEVELOPED RESERVES	Crude Oil (Bbl)	Natural Gas (Mcf)

December 31, 2013	3,650,910	8,639,620
Revisions of previous estimates	(772,982)	(758,638)
Extensions and discoveries	558,000	333,230
Acquisitions of reserves	797,360	3,811,000
Sales of reserves	(59,370)	(474,930)
Production	(180,898)	(779,012)
December 31, 2014	3,993,020	10,771,270
Revisions of previous estimates	(3,334,352)	(7,207,552)
Extensions and discoveries	327,865	1,313,149
Acquisitions of reserves	-	-
Sales of reserves	(165,430)	(1,430,690)
Production	(152,273)	(676,847)
December 31, 2015	668,830	2,769,330

PROVED DEVELOPED RESERVES
December 31, 2015	668,830	2,769,330
December 31, 2014	853,560	4,324,760

The following table presents the Company’s changes in proved undeveloped reserves.

PROVED UNDEVELOPED RESERVES

	Crude Oil (Bbl)	Natural Gas (Mcf)
December 31, 2013	3,166,300	6,539,420
Revisions of previous estimates	(704,790)	(921,280)
Extensions and discoveries	540,150	237,800
Acquisitions of reserves	531,350	1,887,730
Sales of reserves	(59,370)	(474,930)
Transfer to developed	(334,170)	(822,240)
December 31, 2014	3,139,470	6,446,500
Revisions of previous estimates	(3,099,750)	(6,128,780)
Extensions and discoveries	0	0
Acquisitions of reserves	0	0
Sales of reserves	(39,720)	(317,720)
Transfer to developed	0	0
December 31, 2015	0	0

Due to the lack of available capital required to drill the proved undeveloped locations, all proven undeveloped reserves were removed during 2015.

Future cash flows are computed by applying a first-day-of-the-month 12-month average price of natural gas (Henry Hub) and oil (West Texas Intermediate) to year end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. For the year ended December 31, 2015, the oil and natural gas prices were applied at $47.03/Bbl and $2.23/Mcf, respectively, in the standardized measure. For the year ended December 31, 2014, the oil and natural gas prices were applied at $91.42/Bbl and $6.53Mcf, respectively, in the standardized measure.

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves

The following tables, which presents a standardized measure of discounted future cash flows and changes therein relating to proved oil and gas reserves as of December 31, 2015 and 2014, for the years ended December 31, 2015 and 2014, is presented pursuant to ASC 932. In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as being representative of the fair market value of the Company’s proved oil and gas reserves.

A discount factor of 10 percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement costs or fair value of the Company's natural gas and oil properties. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of time value of money and the risks inherent in reserve estimates of natural gas and oil producing operations. There have been no estimates for future plugging and abandonment costs

Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2015

Future cash inflows	37,611,800
Less: Future production costs	(16,468,590)
Future development costs	-
Future income tax expense	-
Future net cash flows	21,143,210
10% discount factor	(6,300,765)
Strandardized measure of discounted future net cash inflows	14,842,445

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2015

Standardized measure - beginning of year	90,116,131
Sales of oil and natural gas, net of production costs	(4,559,444)
Net changes in prices and production costs	(134,395,658)
Development costs incurred during the year	457,344
Changes in future development costs	71,777,018
Extensions, discoveries, and improved recoveries	9,321,938
Revisions/timing of previous quantity estimates	(69,250,616)
Accretion of discount	13,199,248
Net change in income taxes	39,332,749
Purchases and sale of mineral interests	(1,156,265)

End of year	14,842,445

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Supplemental Oil and Natural Gas Disclosures (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2014

Future cash inflows	435,341,260
Less: Future production costs	(104,680,910)
Future development costs	(92,010,030)
Future income tax expense	(72,379,134)
Future net cash flows	166,271,186
10% discount factor	(76,155,055)
Standardized measure of discounted future net cash inflows	90,116,131

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2015

Net Changes in Prices and Production Costs: For the year ended December 31, 2015, the oil and natural gas prices were applied at $47.03/Bbl and $2.23/Mcf, respectively, in the standardized measure. At December 31, 2014, the oil and natural gas prices were applied at $91.42/Bbl and $6.53/Mcf, respectively, in the standardized measure. The decrease in oil and natural gas prices resulted in a significant decrease in future expected cash flows and reserves.

Extensions, Discoveries, and Improved Recoveries: During the year ended December 31, 2015, the Company had extensions and discoveries of 327,870 Bbl of crude oil and 1,313,150 Mcf of natural gas from primarily newly identified horizontal drilling opportunities in the Delaware Basin, located in the Crittendon field.

Revisions of Previous Quantity Estimates: During the year ended December 31, 2015, the Company adjusted its previous estimates by (3,460,067) Bbl of crude oil and (8,320,523) Mcf of natural gas from primarily removal of proven undeveloped reserves that the Company currently has interests in due to lack of available capital.

Purchases and sales of mineral interests: During the year ended December 31, 2015, the Company sold its Oklahoma properties in Logan and Kingfisher counties.

Accretion of Discount: Accretion during the year ended December 31, 2014 was the result of accretion of the future net revenues at a standard rate of 10% due to the passage of time.

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

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

Accretion of Discount: Accretion during the year ended December 31, 2014 was the result of accretion of the future net revenues at a standard rate of 10% due to the passage of time.