Form 10-Q
period 2016-03-31
Brushy Resources, Inc.
filed 2016-05-23
CIK 1554970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No

As of May 19, 2016, there were 12,711,986 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

BRUSHY RESOURCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

Index
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included or incorporated by reference in this Form 10-Q are forward-looking statements, including, without limitation, but are not limited to, any statements regarding business strategy, estimated current and future net reserves and present values of such reserves, drilling and completion of wells including our identified locations, financial strategy, budget projections, operating results, marketing and realized prices for oil, natural gas and natural gas liquids, timing and amount of future production of oil and natural gas, availability and cost of drilling and production equipment, availability and cost of oilfield labor, the amount, nature and timing of capital expenditures, including future development costs, our ability to fund our 2016 capital expenditure budget, availability and terms of capital, development results from our identified drilling locations, property acquisitions, property development and operating costs, general economic conditions, the commodity price environment, the effectiveness and extent of our risk management activities, our insurance coverage, estimates of future potential impairments, environmental liabilities, technology, counterparty credit risk, government regulation of and tax treatment for the oil and gas industry, non-historical plans, objectives, expectations and intentions contained in this Form 10-Q, future revenues, future costs and expenses, earnings, earnings per share, margins, cash flows, liquidity and dividends. Important factors which may affect the actual results include, but are not limited to, the resolution of the litigation involving Giddings Oil & Gas LP, Hunton Oil Partners LP and Asym Energy Fund III LP (the “Partnerships”), the proposed merger with Lilis Energy, Inc. (“Lilis”), political developments, market and economic conditions, changes in raw material, transportation and energy costs, inflation, industry competition, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, cost of services, service and equipment providers and the ability to execute and realize the expected benefits from strategic initiatives, including revenue and reserve growth plans, mergers and acquisitions and their integration, changes in financial markets and changing legislation and regulations, including changes in tax law or tax regulations and other risks described in our “Risk Factors” section commencing on page 30 of this Form 10-Q. In some cases, you can identify a forward-looking statement by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target” or “continue,” the negative of such terms or variations thereon, or other comparable terminology.

These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated in the forward-looking statements due to, among others, the factors discussed under “Risk Factors” beginning on page 30 of this Form 10-Q, as well as the following factors:

●	the possibility that we or Lilis may be unable to obtain stockholder approvals required for the merger;

●	the possibility that problems may arise in successfully integrating the businesses of the two companies;

●	the possibility that the merger may involve unexpected costs; and

●	the possibility that the businesses may suffer as a result of uncertainty surrounding the merger.

Should one or more of the risks or uncertainties described in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All forward-looking statements in this Form 10-Q are expressly qualified by the statements in this section to reflect events or circumstances after the date of this Form 10-Q. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Index
Unless expressly indicated or the context requires otherwise, the terms “Brushy,” “we,” “our” or “the Company” refer to Brushy Resources, Inc. and its subsidiaries.

NON-GAAP FINANCIAL MEASURES

We refer to the term PV-10 in this Form 10-Q. This is a supplemental financial measure that is not prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. PV-10 is the present value of the estimated future cash flows from estimated total proved reserves after deducting estimated production and ad valorem taxes, future capital costs, abandonment costs, net of salvage value, and operating expenses, but before deducting any estimates of future income taxes. The estimated future cash flows are discounted at an annual rate of 10% to determine their “present value.” We believe PV-10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our Company. We believe that PV-10 is a financial measure routinely used and calculated similarly by other companies in the oil and gas industry. However, PV-10 is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows.

The U.S. Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of “non-GAAP financial measures,” such as PV-10. These measures are derived on the basis of methodologies other than in accordance with GAAP. These rules govern the manner in which non-GAAP financial measures are publicly presented and require, among other things:

●	a presentation with equal or greater prominence of the most comparable financial measure or measures calculated and presented in accordance with GAAP; and

●	a statement disclosing the purposes for which the company’s management uses the non-GAAP financial measure.

Index
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value and share data)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)

Current assets
Cash	$864	$2,839
Trade receivable	785	1,101
Joint interest receivable	162	172
Current derivative asset	-	733
Prepaid expenses	124	59

Total current assets	1,935	4,904

Oil and natural gas properties and other equipment
Oil and natural gas properties, successful efforts method, net of accumulated depletion and impairment	16,366	16,884
Other property and equipment, net of depreciation	63	67

Total oil and natural gas properties and other equipment, net	16,429	16,951

Other assets

Goodwill	960	960
Other	359	359

Total other assets	1,319	1,319

Total assets	$19,683	$23,174

The accompanying notes are an integral part of these condensed financial statements

Index
BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value and share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$4,728	$5,564
Going public delay fee	738	738
Joint interest revenues payable	1,025	1,018
Current maturities of related party notes payable	21,718	20,892
Current maturities of notes payable	13,743	14,172
Current asset retirement obligations	400	392

Total current liabilities	42,352	42,776

Long-term liabilities
Asset retirement obligations	3,260	3,204
Other long-term liabilities	30	35

Total long-term liabilities	3,290	3,239

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $.001 par value, authorized 150,000,000 shares; 12,711,986 shares issued at March 31, 2016 and December 31, 2015	13	13
Additional Paid-in capital	57,251	57,044
Accumulated deficit	(83,223)	(79,898)

Total stockholders’ deficit	(25,959)	(22,841)

Total liabilities and stockholders’ deficit	$19,683	$23,174

The accompanying notes are an integral part of these condensed financial statements

Index
BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2016	2015

Oil, natural gas, and related product sales	$1,232	$2,757

Expenses
Depreciation and depletion	718	2,507
Lease operating	908	1,126
General and administrative	684	1,342
Professional fees	674	211
Production taxes	59	103
Accretion of discount on asset retirement obligation	63	63
Exploration	-	21

Total expenses	3,106	5,373

Operating loss	(1,874)	(2,616)

Other expenses
Interest	(1,100)	(773)
Realized gain from derivative contracts	732	616
Change in fair value of derivative contracts	(733)	(202)
Loss on sales of assets	-	(2)
Settlement expense	(350)	-

Total other expenses	(1,451)	(361)

Loss before income taxes	(3,325)	(2,977)

Deferred income taxes	-	288

Net loss	$(3,325)	$(2,689)

Net loss per basic and diluted common shares	$(0.26)	$(0.22)

Weighted average basic and diluted common share outstanding	12,711,986	12,482,711

The accompanying notes are an integral part of these condensed financial statements

Index
BRUSHY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(3,325)	$(2,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	718	2,507
Deferred income taxes	-	(288)
Stock-based compensation	206	506
Accretion of asset retirement obligation	63	63
Change in fair value of derivative contracts	733	202
Loss on asset sales	-	2
Amortization of debt issuance costs	7	54
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Trade receivables	316	631
Joint interest receivables	10	135
Prepaid expenses and other assets	(65)	15
Accounts payable and accrued liabilities	(117)	(2,151)
Joint interest revenues payable	7	(118)
Net cash (used) in operating activities	(1,447)	(1,131)

Cash flows from investing activities
Acquisition and development of oil and natural gas properties	(90)	(316)
Acquisition of other property and equipment	(4)	-
Proceeds from sales of oil and natural gas properties	-	3
Net cash (used) in investing activities	(94)	(313)

Cash flows from financing activities
Proceeds from notes payable	608	-
Repayments of notes payable	(1,042)	(765)
Deferred offering costs	-	(7)
Net cash (used) in financing activities	(434)	(772)

Net decrease in cash	(1,975)	(2,216)
Cash, beginning of period	2,839	3,574
Cash, end of period	$864	$1,138

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$451	$270

Supplemental disclosure of non-cash investing transactions
Payables related to oil and natural gas capitalized expenditures	$102	$298

The accompanying notes are an integral part of these condensed financial statements

Index
BRUSHY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Brushy was originally formed as Starboard Resources LLC in Delaware on June 2, 2011 as a limited liability company to acquire, own, operate, produce, and develop oil and natural gas properties primarily in Texas and Oklahoma. On June 28, 2012, Starboard converted from a Delaware limited liability company to a Delaware C-Corporation and was named Starboard Resources, Inc. The membership units of Starboard Resources LLC were exchanged on a 1:1 basis for common shares of the Company. On July 31, 2015, Brushy sold substantially all of its Oklahoma producing properties and is primarily now focused on its Texas and New Mexico properties. On August 25, 2015, Starboard changed its name to Brushy Resources, Inc. (“Brushy,” the “Company,” or “its”).

NOTE 2 - GOING CONCERN

The Company’s independent registered public accounting firm for the year ended December 31, 2015 issued their report dated April 20, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s  ability to continue as a going concern due to its significant accumulated deficit, working capital deficit, significant net losses and need to raise additional funds to meet its obligations and sustain its operations.

Given the precipitous decline in oil and natural gas prices during 2015 and into 2016, the Company expects to continue to face liquidity constraints. The Company’s cash flows are negatively impacted by lower realized oil and natural gas sales prices and the significant decline in oil and natural gas prices also increases the uncertainty as to the impact of commodity prices on its estimated proved reserves.  As a result, the Company has been in default under the 2013 Credit Agreement between it and Independent Bank, acting for itself and as administrative agent for the other lenders (as amended, the “IB Credit Agreement”) since November 2015.  As a result of these defaults, the Company is no longer permitted  to make further draws on the IB Credit Agreement and has been subject to a forbearance agreement with the  lenders (the “IB Forbearance Agreement”) pursuant to which the lenders agreed to forbear exercising any of their remedies for the existing covenant defaults for a period of time (the “Forbearance Period”) to permit the Company to seek refinancing of the indebtedness owed under the IB Credit Agreement in the approximate amount of $11,000,000, which is referred to as the IB Indebtedness or a sale of sufficient assets to repay the IB Indebtedness. During the Forbearance Period the Company is not permitted to drill new oil or gas wells or make distributions to equity holders. Furthermore, this also cross defaulted the SOSventures Credit Agreement.  The Forbearance Period began with the execution of the IB Forbearance Agreement on November 24, 2015 and ended on January 31, 2016, was subsequently extended to March 31, 2016.  The Company is currently in discussions with the lender under  the IB Credit Agreement regarding a further extension of the Forbearance Period. If the Company does not obtain a further extension of the Forbearance Period, the lenders under the IB Credit Agreement will be able to accelerate the repayment of debt under the IB Credit Agreement. For more information see Note 9 - Notes Payable.

Proposed Merger with Lilis

On December 29, 2015, the Company agreed to combine its business with Lilis pursuant to the Agreement and Plan of Merger (the “merger agreement”). Pursuant to the merger agreement, Lilis Merger Sub, Inc. (“Merger Sub”) will merge with and into Brushy, with Brushy surviving the merger as a wholly-owned subsidiary of Lilis (the “merger”). Upon completion of the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive an amount of shares of Lilis’s common stock such that the Company’s former stockholders will represent approximately 50% of the then-outstanding shares of Lilis’s common stock after the closing of the merger (without taking into account outstanding restricted stock units or options or warrants to purchase shares of Lilis’s common stock). In connection with the merger, the Company is obligated to convey Giddings Field and the Bigfoot Area, to SOSventures, LLC (“SOSventures”), in exchange for a release of its obligations under the subordinated credit agreement with SOSventures, dated March 29, 2013, as amended. The Company expects the closing of the merger to occur in the first half of 2016. However, the merger is subject to the satisfaction or waiver of other conditions, and it is possible that factors outside the Company’s control could result in the merger being completed at an earlier time, a later time or not at all. If the merger has not been completed on or before May 31, 2016, either Lilis or Brushy may terminate the merger agreement unless the failure to complete the merger by that date is due to the failure of the party seeking to terminate the merger agreement to fulfill any material obligations under the merger agreement or a material breach of the merger agreement by such party.

Index
Collectively, these matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s Board of Directors and management team continue to take steps to try to strengthen the Company’s balance sheet.  The Company intends to execute the merger (which is subject to usual and customary closing conditions beyond the Company’s control) and, in the event the merger is not consummated, the Company intends to refinance its existing debt, sell non-core properties and seek private financings to fund its cash needs.  Any decision regarding the merger or financing transaction, and the Company’s ability to complete such a transaction, will depend on prevailing market conditions and other factors.  No assurances can be given that such transactions can be consummated on terms that are acceptable to the Company, or at all.  If the Company is unable to restructure its current obligations under its existing outstanding debt and preferred stock instruments, and address near-term liquidity needs, the Company may need to seek relief under the U.S. Bankruptcy Code. This relief may include: (i) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of the Company’s assets pursuant to section 363(b) of the U.S. Bankruptcy Code and a subsequent liquidation of the remaining assets in the bankruptcy case; (ii) pursuing a plan of reorganization (where votes for the plan may be solicited from certain classes of creditors prior to a bankruptcy filing) that the Company would seek to confirm (or “cram down”) despite any classes of creditors who reject or are deemed to have rejected such plan; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q, and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 and filed with the SEC on April 20, 2016.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company together with its wholly owned subsidiaries, ImPetro Resources, LLC (“ImPetro”) and ImPetro Operating (“Operating”) which collectively are referred to as the Company. All intercompany transactions and balances have been eliminated in consolidation.

Index
Reclassification

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for the Company on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted of this guidance during the first quarter of 2016.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

A $7,000 reclassification from “Prepaid expenses” to a reduction of “Current maturities of related party notes payable” associated with the aforementioned adoption of ASU No. 2015-3,  “Interest – Imputation of Interest,” have been made to 2015 condensed consolidated financial statements to conform to the 2016 presentation and have no effect on previously reported net (loss).

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

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value. For the three months ended March 31, 2016 and 2015, there were no impairment charge.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. However, the Company only has one reporting unit. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. As of March 31, 2016 and December 31, 2015 there was no impairment of goodwill. Goodwill of $959,681 was from the acquisition of ImPetro on June 13, 2011.

Index
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

Stock-Based Compensation and Equity Incentive Plans

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. The standard requires the measurement and recognition of compensation expense in the Company’s condensed consolidated statements of operations for all share-based payment awards made to the Company’s employees, directors and consultants including employee stock options, non-vested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as an expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules.

The Company’s forfeiture rate represents the historical rate at which the Company’s stock-based awards were surrendered prior to vesting. ASC 718 requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended March 31, 2016 and 2015, the Company incurred stock based compensation expense of approximately $206,000 and $506,000, respectively, and is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated in the same manner, but also considers the impact to common shares for the potential dilution from stock options, non-vested share appreciation rights and non-vested restricted shares.  For the three months ended March 31, 2016, there were 900,000 potentially dilutive non-vested and vested stock options and 2,542,397 stock warrants.  For the three months ended March 31, 2015, there were 900,000 potentially dilutive non-vested restricted shares and stock options. The potentially dilutive shares, for the three months ended March 31, 2016 and 2015, are considered antidilutive since the Company is in a net loss position and thus result in the basic net loss per common share equaling the diluted net loss per common share.

Index
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

The Company’s estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved, undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to the oil and natural gas properties.

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

New Accounting Pronouncement

           In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to employee share-based payment accounting, which includes provisions intended to simplify various aspects related to how share-based compensation payments are accounted for and presented in the financial statements. This amendment will be effective prospectively for reporting periods beginning on or after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company’s condensed consolidated financial statements.

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

Index
The following tables present information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

($ in thousands)	Level 1	Level 2	Level 3	Balance as of March 31, 2016
Assets (at fair value):
Derivative assets (oil collar and put options)	$-	$-	$-	$-
Liabilities (at fair value):
Asset Retirement Obligations	$-	$-	$3,660	$3,660

($ in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets (at fair value):
Derivative assets (oil collar and put options)	$-	$733	$-	$733
Liabilities (at fair value):
Asset Retirement Obligations	$-	$-	$3,597	$3,597

The Company’s derivative contracts consist of NYMEX-based fixed price commodity swaps and NYMEX collars. The NYMEX-based fixed price derivative contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, the Company have characterized these derivative contracts as Level 2.

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

NOTE 5 - PROPERTY ACQUISITION AND DIVESTITURE

On July 31, 2015, the Company sold all of its Oklahoma properties, which were located in Logan and Kingfisher Counties, Oklahoma, to Remora Petroleum, LP (Austin, TX) for $7,249,390. The purchaser is not affiliated with any Company officers, directors or stockholders.

The following table summarized the results of operation from the properties sold during three months ended March 31, 2015:

Oil, natural gas, and related product sales	$720
Expenses	138
Operating income	$582

Index
As part of this transaction, the Company entered into the Fifth Amendment to its Credit Agreement with Independent Bank (“Fifth Amendment”). The Fifth Amendment provides that $4,000,000 of the purchase price was paid to Independent Bank to pay down its credit facility with Independent Bank.

NOTE 6 - OIL AND NATURAL GAS PROPERTIES

The following table presents a summary of the Company’s oil and natural gas properties at March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016	December 31, 2015
Oil and natural gas properties
Proved-developed producing properties	$43,710	$43,912
Proved-developed non-producing properties	6,228	5,865
Proved-undeveloped properties	-	-
Unproved properties	2,420	2,389
Gross oil and natural gas properties	52,358	52,166
Less: Accumulated depletion	(35,992)	(35,282)
Total oil and natural gas properties, net of accumulated depletion and impairment	$16,366	$16,884

During the three months ended March 31, 2016 and 2015, the Company incurred depletion expense of approximately $710,000 and $2,495,000, respectively.   As of March 31, 2016 and December 31, 2015, the accumulated impairment was approximately $55,985,000.

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties. The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties. The liability has been accreted to its present value as of the end of each period. At December 31, 2015 and December 31, 2014, the Company evaluated 147 and 169 wells, respectively, and has determined a range of abandonment dates between April 2016 and October 2044. The following table represents a reconciliation of the asset retirement obligations for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
($ in thousands)
Asset retirement obligations, beginning of period	$3,597	$3.606
Additions to asset retirement obligation	-	-
Liabilities settled during the period	-	(155)
Accretion of discount	63	187
Revision of estimate	-	(41)
Asset retirement obligations, end of period	$3,660	$3,597

During the three months ended March 31, 2016 and 2015, the Company incurred accretion expense of approximately $63,000 and $63,000, respectively.   As of March 31, 2016 and December 31, 2015, the current asset retirement obligation was approximately $400,000 and $392,000 respectively, and the long term asset retirement obligation was approximately $3,260,000 and $3,204,000, respectively.

Index
See Note 4 - Fair Value Measurements.

NOTE 8 – DERIVATIVES

The Company uses derivatives to hedge its oil production. The Company’s hedge position as of December 31, 2015 consisted of put options, some of which were deferred premiums paid at settlement. As of March 31, 2016, pursuant to the IB Forbearance Agreement, the Company did not have any remaining hedge positions.  Specifically, the Company unwound the remaining existing hedge contract with Cargill and Cargill paid Independent Bank all hedge settlement proceeds, all hedge liquidation proceeds, and all amounts otherwise payable by Cargill to the Company.  Such payments satisfied outstanding interest and default interest owing to Independent Bank as well as certain other expenses.

Fair Value of Derivative Financial Instruments

($ in thousands)	March 31, 2016	December 31, 2015

Derivative financial instruments - Current asset	$-	$733
Derivative financial instruments - Long-term assets	-	-
Net derivative financial instruments	$-	$733

Effect of Derivative Financial Instruments

	Three Months Ended March 31,
($ in thousands)	2016	2015
Realized gain/(loss) on settlement of derivative contracts	$732	$616
Change in fair value of derivative contracts	$(733)	$(202)

NOTE 9 - NOTES PAYABLE

On June 27, 2013, the Company entered into the IB Credit Agreement to borrow up to $100,000,000 at a current rate of 4.00% annum. The IB Credit Agreement was obtained to fund the development of the Company’s oil and natural gas properties and refinance the prior bank facility. At March 31, 2016 and December 31, 2015, the Company had approximately $11,363,000 and $12,400,000 in borrowings outstanding under the IB Credit Agreement, respectively.

In November 2015, counsel for Independent Bank notified the Company that it was in default under IB Credit Agreement.

On November 24, 2015, the Company entered into the IB Forbearance Agreement and the Third Amendment to the IB Credit Agreement with Independent Bank under which Independent Bank, acting for itself and as administrative agent for other lenders, agreed to forbear exercising any of its remedies for the existing covenant defaults for period of time to permit the Company to seek refinancing of the indebtedness owed to Independent Bank, which is referred to as the IB Indebtedness or a sale of sufficient assets to repay the IB Indebtedness. The Forbearance Period began with the execution of the IB Forbearance Agreement on November 24, 2015 and ended on January 31, 2016.  The Forbearance Period was subsequently extended to March 31, 2016.

At the time of the extension of the Forbearance Period to March 31, 2016, the Company agreed to unwind the remaining existing hedge contract with Cargill and permit Cargill to pay to Independent Bank all hedge settlement proceeds, all hedge liquidation proceeds, and all amounts otherwise payable by Cargill to the Company.  Such payments satisfied outstanding interest and default interest owing to Independent Bank as well as certain other expenses.  In addition, such payments reduced the principal due Independent Bank by $406,720.

Index
During the Forbearance Period, the Company is not permitted to drill new oil or gas wells or to make any distributions to equity holders. Furthermore, this default also cross defaulted the SOSVentures Credit Agreement, however the maturity of the second lien note to SOSventures was extended to August 1, 2016.

The Company is currently in discussions with the lenders under the IB Credit Agreement regarding a further extension of the Forbearance Period.  The Company is also in discussions with Lilis and other financing parties regarding possible refinance options for the amount outstanding under the IB Credit Agreement

On December 29, 2015, the Company entered into the merger agreement.  At March 31, 2016 and December 31, 2015, the refundable deposit paid by Lilis to the Company was approximately $2,358,000 and $1,750,000, respectively.

NOTE 10 - STOCK BASED COMPENSATION AND CONDITIONAL PERFORMANCE AWARDS

On April 1, 2012, the Company entered into employment agreements (the “Employment Agreement”) which provided a restricted stock grant and a conditional performance award to key members of management.

The restricted stock grant of 349,650 shares had a grant date fair value of $10.00 per share as approved by the Company’s compensation committee and vests in full upon the earlier of an initial public offering (“IPO”) which includes the sale of shares to the public, a business combination whereas 50% or more of the voting power is transferred to the new owners, or March 1, 2015. Those 349,650 shares were earned by the employee recipients and issued to them during the three months ended March 31, 2015.

During the three months ended March 31, 2016 and 2015, the Company incurred a stock-based compensation expense of approximately $0 and $300,000, respectively, related to the restricted stock grant, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses.

Additionally, the Employment Agreement provides for a conditional performance award  if an IPO occurs, the employee will receive: (1) a cash payment of 1% of the difference between the Company market capital and the book value at the time of the IPO, (2) common stock options to purchase 1.0% of the fully-diluted capital stock as of the IPO date and IPO price which will vest over a four year period and contain a cashless exercise, (3) common stock options to purchase 1.0% of the fully-diluted capital stock as of the 2nd anniversary of the IPO date at the closing price of the common stock on the 2nd anniversary date of the IPO and will vest six years after the grant and contain a cashless exercise. As of the three months ended March 31, 2016 and 2015, the conditional performance feature is not probable and as such, no compensation expense related to the conditional performance feature has been recognized.

On August 30, 2014, the Company amended and restated the Employment Agreement which provided for additional stock options.

The equity award of options to purchase 900,000 shares of common stock at the exercise price of $4.75 per share and vesting over three years from September 4, 2014 with a one-year cliff (in respect of 300,000 shares) and monthly vesting thereafter of 25,000 shares over the remaining two years. During the three months ended March 31, 2016 and 2015, the Company incurred a stock-based compensation expense of approximately $206,000 in both years related to stock options, which is included in the accompanying condensed consolidated statements of operations in general and administrative expenses. As of March 31, 2016, there was approximately $1,169,000 of unrecognized stock-based compensation related to the non-vested stock options to be recognized over 1.42 years.

Index
The assumptions used in the Black-Scholes Option Pricing Model for the stock options granted were as follows:

2014
Risk-free interest rate	1.87%
Expected volatility of common stock	92%
Dividend yield	$0.00
Expected life of options	5.72 years

For the three months ended March 31, 2016, there were no new stock options granted.  As of March 31, 2016, there were 900,000 stock options outstanding and the intrinsic value of the associated options was zero. The weighted average exercise of $4.75/share, weighted average grant date fair value of $2.75/share and the weighted average remaining contractual life of 8.3 years. On March 31, 2016, 500,000 stock options were exercisable.

NOTE 11 - RELATED PARTY TRANSACTIONS

Subordinated Credit Facility with SOSVentures

A director currently serving on the Company’s Board of Directors, Bill Liao, works for SOSventures. Further, a group composed of SOSventures, Sean O’Sullivan Revocable Living Trust and Bradford R. Higgins constitute a group owning 4,863,720 or 39.34% of the Company’s common stock shares.

On June 3, 2014, the Company agreed to amend its credit agreement with SOSventures, originally entered into on July 25, 2013, providing for a term loan through February 16, 2016 in an amount up to $20,000,000 at an 18.00% interest rate. The loan under this agreement is secured by a second lien on the Company’s assets.

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

As of March 31, 2016, with accrued and unpaid interest the Company has $21,718,000 drawn against the SOSventures credit facility. In light of the December 19, 2014 notice from Independent Bank relating to the payment of interest to SOSventures, pursuant to the Intercreditors Agreement, the Company is accruing interest payments to SOSventures since the date of that notice.

Index
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

Lawsuit Relating to 17.23% of the Company’s Common Stock Shares

Approximately 17.23% of the Company common stock was interpleaded into Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford, Cause No. FST-CV12-6015112-S (“Interpleader Action”). These are the residual shares of common stock that belonged to the Partnerships, after the distribution of the partnerships shares. Claims related to the Interpleader Action were heard in an American Arbitration Association arbitration in 2015. The claims, counterclaims and cross claims relate to the governance, control and termination of the Partnerships, including the distribution by the Partnerships of the Company’s shares of common stock to the limited partners in the Partnerships in a liquidating distribution in February 2014 as part of a “monetization” event, and other matters. On September 10, 2015, the American Arbitration Association issued an arbitration award in the Interpleader Action.

Bexar County Proceedings

On April 17, 2015,the Company was served with a lawsuit filed in Bexar County, Texas (the “Bexar County Proceedings”) by William F. Pettinati, Jr., Nicholas Garofolo, Sigma Gas Barbastella Fund and Sigma Gas Antrozous Fund against Starboard (now Brushy), its directors, its Chief Operating Officer, Edward Shaw, its former Chief Financial Officer, Eric Alfuth, the Company’s stockholder, Bradford Higgins, and Sean O’Sullivan, the managing director of the Company’s stockholder, SOSventures (the “Plaintiffs”). Mr. Pettinati, Mr. Garofolo and the Sigma Gas Antrozous Fund are stockholders. Mr. Pettinati owns 145,112 shares, Mr. Garofolo owns 226,680 shares of common stock and Sigma Gas Antrozous Fund owns 44,610 shares of common stock. Combined these stockholders account for approximately 3.3% of the Company’s outstanding common stock. These parties became stockholders in February 2014.

The Plaintiffs allege several derivative and direct causes of action. These derivative claims include, breach of fiduciary duty, waste of corporate assets, concerted action and conspiracy, joint enterprise, agency, alter ego, exemplary damages, and unjust enrichment. The direct claims include, breach of fiduciary duty, conversion, stockholder oppression, concerted action and conspiracy, declaratory judgment that the distribution of stock to the plaintiffs was invalid, joint enterprise, agency, alter ego, exemplary damages, concerted action and conspiracy and failure to allow for inspection of books and records. Many of the allegations relate to events that allegedly happened before the Plaintiffs became stockholders, including the distributions from the Partnerships that led to the Plaintiffs becoming stockholders in February 2014. Some similar claims involving these Plaintiffs (including the legality of the Partnerships’ liquidating distribution) were previously heard in the arbitration relating to the Partnerships referenced above. Plaintiffs were parties to that arbitration. For actions after February 2014, Plaintiffs complain that the Company’s common stock still lacks a trading venue, that a books and records request was not honored, that the Company “delayed” a public offering, that SOSventures had allegedly taken steps to “foreclose” on the Company’s assets under the SOSventures Credit Agreement and that the Company filed for an extension to the filing date for the Company’s annual report on Form 10-K for the year ended December 31, 2014. On October 6, 2015, Plaintiffs withdrew the claim about not honoring a books and records request.

Index
The Company’s directors and officers are subject to indemnification under the Company’s bylaws.

Settlement of Interpleader Action and Bexar County Proceedings

On February 17, 2016, the various parties to the Interpleader Action and the Bexar County Proceedings entered into a global settlement agreement (the “Settlement Agreement”) under which the parties to the proceedings issued mutual releases and the plaintiffs in all proceedings agreed to withdraw their claims. In return, the plaintiffs received a cash settlement, the majority of which was covered by the Company’s insurance. $350,000 of the settlement payment will be due and payable by the Company on the first to occur of (a) consummation of the merger with Lilis and (b) July 31, 2016.

NOTE 13 – STOCKHOLDERS’ EQUITY

Warrants

Upon entering into the Second Amendment to the First Amended and Restated Credit Agreement on April 15, 2015 with SOSVentures, SOSVentures received warrants to purchase 2,542,397 shares of the Company’s common stock for $1.00 per share with a two-year term. The intrinsic value associated with the outstanding warrants was zero at March 31, 2016, as the strike price of all warrants exceeded the implied market price for common stock. The remaining contract life was 1 year. The implied value of the warrants were based on the Company’s peer group, which included Company’s owning assets in the same areas and of similar size.  This valuation determined that the value of the warrants was approximately zero.  As such, the Company has placed no value on the warrants issued.

NOTE 14 – SUBSEQUENT EVENTS

Special Meeting of Stockholders Regarding Merger Agreement

On May 20, 2016, the Company held a special meeting of stockholders to consider and vote on (1) a proposal to approve and adopt the merger agreement; and (2) a proposal to authorize the Company’s board of directors, in its discretion, to adjourn the special meeting to a later date or dates, if necessary or appropriate, to solicit additional proxies in favor of the proposal to approve and adopt the Merger Agreement. The proposals were approved by the Company’s stockholders.

Third Amendment to Forbearance Agreement with Independent Bank

On May 20, 2016, the Company, ImPetro and Operating entered into the Third Amendment to the Forbearance agreement (the “Third Amendment”) with Independent Bank, pursuant to which Independent Bank agreed to extend the Forbearance Period to May 31, 2016 (and in certain circumstances June 15, 2016) upon payment by the Company of (i) $79,772.64, such payment representing non-default and default interest accrued and to be accrued through May 31, 2016, and (ii) $30,000, such payment representing legal fees and expenses incurred by Independent Bank in connection with the Third Amendment. In the event the Company pays Independent Bank, on or before May 31, 2016, an additional $18,938.11, the Forbearance Period will be extended to June 15, 2016. On May 20, 2016, the above referenced payments were made to Independent Bank by the Company.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with “Note 2 — Going Concern” and “Note 9 — Notes Payable” in the Notes to the condensed consolidated financial statements included in this Form 10-Q and Item 1A “Risk Factors,” Our independent registered public accounting firm for the year ended December 31, 2015 issued their report dated April 20, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our accumulated deficit, working capital deficit, significant net losses and need to raise additional funds to meet our obligations and sustain our operations. The discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Risk Factors” and “Cautionary Note About Forward-Looking Statements.”

Overview

We are an independent energy company engaged primarily in the exploration for, and development of, natural gas and crude oil reserves. We generate revenues and cash flows from two primary sources: investing activities and the proceeds from the sale of oil and gas production on properties we hold or participate in.

As of March 31, 2016, we own interests in 118 producing oil and natural gas wells, with 18 wells in the Crittendon Field. We operate 114 or 97% of those wells. Our oil and natural gas production for three month ended March 31, 2016 consisted of 37,318 bbls of oil and 100,487 Mcf of gas.

We began 2016 with estimated proved reserves of 1,130 MBOE, with 770 MBOE allocated to the Crittendon Field.

Strategy

We produce from operated oil and natural gas wells in the liquids rich, oil-bearing window of the Eagle Ford trend of South Texas and the nearby, oil-prone Giddings Field where in combination we control 15,260 gross acres (13,970 net acres). We also operate acreage in the Delaware Basin located in the Crittendon Field and controls 7,217 gross acres (3,458 net acres).

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

Delaware Basin – Winkler Counties – Texas and Lea County, New Mexico

In Winkler and Loving Counties, Texas, we control about 5,160 gross acres (3,264 net acres). In Lea County, New Mexico, we started producing the Mexico P #1 Federal well on September 12, 2015 and now hold 520 gross acres (504.7 net acres) by production.

Index
Results of Operations

Total Revenues. Total revenues decreased $1,343,000 to $1,232,000 for the three months ended March 31, 2016 from $2,757,000 for the three months ended March 31, 2015, driven primarily by decrease in oil and natural gas prices and the sales of Oklahoma properties which were located in Logan and Kingfisher Counties. The Company’s average sales price received for natural gas decreased to $2.09 per Mcf for the three months ended March 31, 2016 from $3.02 per Mcf for the same period in 2015. The Company’s average sales price received for oil decreased to $28.85 per bbl for the three months ended March 31, 2016 from $45.70 per bbl for the same period in 2015.

Oil and Gas Production. Total natural gas and oil production for the three months ended March 31, 2016 consisted of 100,487 Mcf of natural gas and 37,318 bbls of oil, as compared to total natural gas and oil production for the three months ended March 31, 2015, which consisted of 218,254 Mcf of natural gas and 45,890 bbls of oil due to primarily sale of Oklahoma properties which were located in Logan and Kingfisher Counties.

Costs and Expenses. Total costs and expenses (excluding depreciation, depletion, impairment and gain on sales) increased $199,000 to $3,838,000 for the three months ended March 31, 2016 from $3,639,000 for the same period in 2016, due generally to increase in other expenses. For the three months ended March 31, 2016, the Company incurred other expense from the Bexar County Proceeding settlement of $350,000.  Lease operating expenses decrease $218,000 to $908,000 for the three months ended March 31, 2016 from $1,126,000 for the same period in 2015, due primarily to the sale of Oklahoma properties located in Logan and Kingfisher counties. Depletion, depreciation and amortization expense decreased to $718,000 for the three months ended March 31, 2016 from $2,507,000 for the same period in 2015, due primarily to decrease in production and lower oil and natural gas properties basis.

Net Loss. Net loss was ($3,325,000) or ($0.26) per diluted  common share, for the three months ended March 31, 2016 as compared to ($2,689,000) or ($0.22) per diluted share of common stock, for the same period in 2015. The increase in net loss was attributable to decrease in revenues.

 Liquidity and Capital Resources

During the three months ended March 31, 2016 net cash flow used by operating activities increased by $316,000 from $1,131,000 for the three months ended March 31, 2015 to $1,447,000 for the three months ended March 31, 2016. This increase was primarily attributable to lower revenue due to volatility of commodity prices and sales of Oklahoma properties located in Logan and Kingfisher counties.

Cash used by investing activities decreased by $219,000 for the three months ended March 31, 2016 from the same period last year.  The decrease was due primarily to cash outflow of $90,000 used to purchase oil and natural gas properties during the three months ended March 31, 2016 as compared to $313,000 for the same period in 2015.

Net cash used in financing activities was $434,000 for the three months ended March 31, 2016 compared to $772,000 used for the same period in 2015.  The decrease in cash used in financing activities primarily reflects proceeds from the Lilis Energy refundable deposit for the three months ended March 31, 2016.

As of March 31, 2016, the Company had a working capital deficit of $41,417,000, which consisted $1,935,000 of current assets offset by $42,352,000 of current liabilities. Current assets as of March 31, 2016 included cash of $864,000 and account receivable of $785,000 compared to cash of $2,839,000 and account receivable of $1,101,000 at December 31, 2015.  Current liabilities as of March 31, 2016 included accounts payable and accrued liabilities of $4,729,000 and revenue payable of $1,025,000 as compared to accounts payable and accrued liabilities of $5,564,000 and revenue payable of $1,018,000 at December 31, 2015.  Included in the current liabilities are the Independent Bank note of $11,363,000, Lilis’s refundable deposit of $2,358,100 and SOS Venture note and interest of $21,718,000 as of March 31, 2016.

Index
The condensed consolidated financial statements continue to reflect a curtailed drilling program which amounted to $90,000 for the three months ended March 31, 2016. Our capital program is designed to increase production through exploration and workovers within our fields and through joint venture programs. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements and reduce risk dollars expended. This represents a decrease of $219,000 from our capital investment for the same period in 2015.

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

On December 29, 2015, we agreed to combine our business with Lilis pursuant to the merger agreement. Upon completion of the merger, each share of our common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive an amount of shares of Lilis’s common stock such that our former stockholders will represent approximately 50% of the then-outstanding shares of Lilis’s common stock after the closing of the merger (without taking into account outstanding restricted stock units or options or warrants to purchase shares of Lilis’s common stock). In connection with the merger, we are obligated to convey the Giddings Field assets to SOSventures in exchange for a release of our obligations under the SOSventures Credit Agreement. We expect the closing of the merger to occur in the first half of 2016. However, the merger is subject to the satisfaction or waiver of other conditions, and it is possible that factors outside our control could result in the merger being completed at an earlier time, a later time or not at all. If the merger has not been completed on or before May 31, 2016, either Lilis or Brushy may terminate the merger agreement unless the failure to complete the merger by that date is due to the failure of the party seeking to terminate the merger agreement to fulfill any material obligations under the merger agreement or a material breach of the merger agreement by such party.

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

Index
Credit Facilities and Forbearance Agreement

In November 2015, counsel for Independent Bank had notified us of the following defaults under IB Credit Agreement: i) the interest coverage ratio covenant set forth in Section 7.15.1 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (ii) the current ratio covenant set forth in Section 7.15.2 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (iii) the leverage ratio covenant set forth in Section 7.15.3 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, and (iv) the Company is not currently maintaining the minimum Commodity Hedging Transactions (as defined in the IB Credit Agreement) required by Section 7.21 of the IB Credit Agreement. The letter further stated that the bank was contemplating its course of action.

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

Index
Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate such estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our condensed consolidated financial statements. Below, we have provided expanded discussion of the more significant accounting policies, estimates and judgments. We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of our condensed consolidated financial statements. Please read the notes to our audited consolidated financial statements included in this report for a discussion of additional accounting policies and estimates made by management.

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

Impairments

The carrying value of oil and gas properties is assessed for possible impairment on a field by field basis and on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates

Asset Retirement Obligations

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

Goodwill

At March 31, 2016 and December 31, 2015, the Company had goodwill of $959,681.

Index
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

Independent reserve engineers prepare the estimates of our oil and gas reserves presented in this report based on guidelines promulgated under GAAP and in accordance with the rules and regulations of the SEC. The evaluation of our reserves by the independent reserve engineers involves their rigorous examination of our technical evaluation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information and measurements. Reservoir engineers interpret this data to determine the nature of the reservoir and ultimately the quantity of total oil and gas reserves attributable to a specific property. Our total reserves in this report include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the total reserves will be produced, the timing and ultimate recovery can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes or proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices or production equipment/facility capacity.

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

Index
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our controller, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and controller concluded that, because of certain material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective.

We are committed to improving our financial organization. Our control weaknesses are largely a function of not having sufficient staff. In the event the merger with Lilis is consummated, we will have additional resources available to us to increase the effectiveness of our internal control, including a chief financial officer, and extended management team.  Additionally, as financial resources become available, we have been engaging third-party consultants to assist with control activities.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

Changes in Internal Control Over Financial Reporting

For the quarter ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

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

Index
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

The “Certain” respondents filed in Connecticut Superior Court seeking to confirm the Award. Likewise, Claimants have filed in Connecticut Superior Court to vacate the Award. If the Connecticut Superior Court confirms the Award, we anticipate that the Court will subsequently issue a related order as to ownership of the 2,190,891 shares of our common stock, which may result in modifying our ownership structure.

Index
Bexar County Proceedings

On April 17, 2015, we were served with a lawsuit filed in Bexar County, Texas (the “Bexar County Proceedings”) by William F. Pettinati, Jr., Nicholas Garofolo, Sigma Gas Barbastella Fund and Sigma Gas Antrozous Fund against Starboard (now Brushy), its directors, its Chief Operating Officer, Edward Shaw, its former Chief Financial Officer, Eric Alfuth, our stockholder, Bradford Higgins, and Sean O’Sullivan, the managing director of our stockholder, SOSventures (the “Plaintiffs”).  Mr. Pettinati, Mr. Garofolo and the Sigma Gas Antrozous Fund are stockholders.  Mr. Pettinati owns 145,112 shares, Mr. Garofolo owns 226,680 shares of common stock and Sigma Gas Antrozous Fund owns 44,610 shares of common stock. Combined these stockholders account for approximately 3.3% of our outstanding common stock. These parties became stockholders in February 2014.

The Plaintiffs allege several derivative and direct causes of action. These derivative claims include, breach of fiduciary duty, waste of corporate assets, concerted action and conspiracy, joint enterprise, agency, alter ego, exemplary damages, and unjust enrichment. The direct claims include, breach of fiduciary duty, conversion, stockholder oppression, concerted action and conspiracy, declaratory judgment that the distribution of stock to the plaintiffs was invalid, joint enterprise, agency, alter ego, exemplary damages, concerted action and conspiracy and failure to allow for inspection of books and records. Many of the allegations relate to events that allegedly happened before the Plaintiffs became stockholders, including the distributions from the Partnerships that led to the Plaintiffs becoming stockholders in February 2014. Some similar claims involving these Plaintiffs (including the legality of the Partnerships’ liquidating distribution) were previously heard in the arbitration relating to the Partnerships referenced above. Plaintiffs were parties to that arbitration. For actions after February 2014, Plaintiffs complain that our common stock still lacks a trading venue, that a books and records  request was not honored, that we “delayed” a public offering, that SOSventures had allegedly taken steps to “foreclose” on our assets under the SOSventures Credit Agreement and that we filed for an extension to the filing date for our annual report on Form 10-K for the year ending December 31, 2014. On October 6, 2015 Plaintiffs withdrew the claim about not honoring a books and records request.

The matter is styled Sigma Barbastella Fund et al v. Charles S. Henry, III et al. and it is Cause No. 20105-CI-05672 in the 224th District Court in Bexar County, Texas.

Our directors and officers are subject to indemnification under our bylaws.

Settlement of Interpleader Action and Bexar County Proceedings

On February 17, 2016, the various parties to the Interpleader Action and the Bexar County Proceedings entered into a global settlement agreement (the “Settlement Agreement”) under which the parties to the proceedings issued mutual releases and the plaintiffs in all proceedings agreed to withdraw their claims.  In return, the plaintiffs received a cash settlement, the majority of which was covered by our insurance. $350,000 of the settlement payment will be due and payable on the first to occur of (a) consummation of the merger with Lilis and (b) July 31, 2016.

Item 1A.	Risk Factors.

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2015.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

In November 2015, counsel for Independent Bank notified us of the following defaults under the 2013 Credit Agreement between us and Independent Bank, acting for itself and as administrative agent for the other lenders (as amended, the “IB Credit Agreement”): i) the interest coverage ratio covenant set forth in Section 7.15.1 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (ii) the current ratio covenant set forth in Section 7.15.2 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, (iii) the leverage ratio covenant set forth in Section 7.15.3 of the IB Credit Agreement for the fiscal quarter ended June 30, 2015, and (iv) the Company is not currently maintaining the minimum Commodity Hedging Transactions (as defined in the IB Credit Agreement) required by Section 7.21 of the IB Credit Agreement. The letter further stated that the bank was contemplating its course of action.

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

Please see the information set forth in Item 5 below regarding the further extension of the Forbearance Agreement, which information is incorporated by reference herein.  We are also in discussions with Lilis and other financings parties regarding possible refinance options for the amount outstanding under the IB Credit Agreement.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Because this Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01.

On May 20, 2016, the Company, ImPetro and Operating entered into the Third Amendment to the Forbearance agreement (the “Third Amendment”) with Independent Bank, pursuant to which Independent Bank agreed to extend the Forbearance Period to May 31, 2016 (and in certain circumstances June 15, 2016) upon payment by the Company of (i) $79,772.64, such payment representing non-default and default interest accrued and to be accrued through May 31, 2016, and (ii) $30,000, such payment representing legal fees and expenses incurred by Independent Bank in connection with the Third Amendment. In the event the Company pays Independent Bank, on or before May 31, 2016, an additional $18,938.11, the Forbearance Period will be extended to June 15, 2016. On May 20, 2016, the above referenced payments were made to Independent Bank by the Company.

The foregoing description of the Third Amendment is not complete and is qualified in its entirety by reference to the full text of the Third Amendment, a copy of which is filed as Exhibit 10.1.03 to this Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brushy Resources, Inc.

Date: May 23, 2016	By:	/s/ Michael J. Pawelek
Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2016	By:	/s/ N. Kim Vo
Controller
(Principal Financial Officer and Accounting Officer)

Index
EXHIBIT INDEX

Exhibit No.	Description

10.1.01
First Amendment to Forbearance Agreement,  between Brushy Resources, Inc., ImPetro Resources, LLC, ImPetro Operating, LLC and Independent Bank, dated February 18, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 24, 2016).

10.1.02
Second Amendment to Forbearance Agreement,  between Brushy Resources, Inc., ImPetro Resources, LLC, ImPetro Operating, LLC and Independent Bank, dated March 9, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 11, 2016).

10.1.03	Third Amendment to Forbearance Agreement, between Brushy Resources, Inc., ImPetro Resources, LLC, ImPetro Operating, LLC and Independent Bank, dated May 20, 2016 (filed herewith).

31.1	Management Certification - Principal Executive Officer (filed herewith).

31.2	Management Certification - Principal Accounting Officer (filed herewith).

32.1	Section 1350 Certification (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Schema Linkbase Document (filed herewith).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).